Form 10-Q
period 1996-03-31
MEDICAL INCOME PROPERTIES 2B LTD PARTNERSHIP
filed 1996-05-15
CIK 820390

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1996           Commission File Number 33-6122-02


                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP
                ------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Delaware                                                            59-2726599
         --------                                                            ----------
  (State of Organization)                                         (IRS Employer Identification Number)


                        7000 Central Parkway, Suite 850
                        -------------------------------
                             Atlanta, Georgia 30328
                             ----------------------
                    (Address of Principal Executive Office)


                                (770) 668-1080
                                ---------------
               Registrant's Telephone Number, Including Area Code



Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X         No
                            ---------        ----------


The number of limited partnership units outstanding at March 31, 1996 was 10,907.

                               TABLE OF CONTENTS





                                                         PART I                                              Page No.
Item 1.          Financial Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3 - 10

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . .                  11



                                                         PART II


                 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  12

                                     PART I


                                    ITEM 1.

                             FINANCIAL INFORMATION

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP


                                     INDEX

                                                                                                               Page No.
Balance Sheets, March 31, 1996 and December 31, 1995  . . . . . . . . . . . . . . . . . . . . .                   4

Statements of Operations for the three
months ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   5

Statements of Partners' Capital for the three
months ended March 31, 1996 and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . .                   6

Statements of Cash Flows for the three months ended
March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   7

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                8-10

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                                 Balance Sheets
                      March 31, 1996 and December 31, 1995
                                  (Unaudited)

                                                                   1996                     1995
                                                              ---------------          ---------------
         ASSETS

Current assets
   Cash and equivalents                                       $       266,117          $        41,363
   Accounts receivable, net of allowance
      for doubtful accounts of $54,149 in 1996
      and $54,188  in 1995                                            651,980                  780,238
    Estimated settlements due from third parties                      169,244                  316,962
    Prepaid expenses and other assets                                  65,933                   42,144
                                                              ---------------          ---------------

         Total current assets                                       1,153,274                1,180,707

Investment in joint ventures                                        6,991,726                7,034,698
Property, plant and equipment, net of
    accumulated depreciation                                        2,953,812                2,988,787
Deferred financing costs, net of
    accumulated amortization of
    $1,580 in 1996 and $1,525 in 1995                                   1,907                    1,962
                                                              ---------------          ---------------

    Total assets                                              $    11,100,719          $    11,206,154
                                                              ===============          ===============

    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
   Current portion of long term debt                          $        59,466          $        57,447
   Accounts payable                                                   188,431                  235,152
   Accrued payroll and payroll taxes                                   95,122                   47,516
   Accrued vacation                                                    30,895                   31,082
   Accrued insurance                                                   16,225                   28,384
   Accrued real estate taxes                                           94,917                   76,143
   Accrued management fees                                             13,906                   13,371
   Patient deposits and trust liabilities                              37,842                   37,010
   Other accrued expenses                                                  45                      387
   Due to affiliates                                                  978,646                1,137,913
                                                              ---------------          ---------------

         Total current liabilities                                  1,515,495                1,664,405

Bonds payable and capital lease obligations                           688,998                  705,550
                                                              ---------------          ---------------

         Total liabilities                                          2,204,493                2,369,955
                                                              ---------------          ---------------

Partners' capital (deficit)
    Limited partners                                                8,944,032                8,888,206
    General partners                                                  (47,806)                 (52,007)
                                                              ---------------          ----------------

         Total partners' capital                                    8,896,226                8,836,199
                                                              ---------------          ---------------

         Total liabilities and partners' capital              $    11,100,719          $    11,206,154
                                                              ===============          ===============

        The accompanying notes are an integral part of these statements.

               MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                            Statements of Operations
               For the three months ended March 31, 1996 and 1995
                                  (Unaudited)


                                                                   1996                     1995
                                                              ---------------          ---------------
Revenues
    Net patient service revenue                               $       907,933          $       882,070
    Other revenue                                                       1,073                      978
                                                              ---------------          ---------------

         Total revenue                                                909,006                  883,048
                                                              ---------------          ---------------

Operating expenses
    Professional care of patients                                     493,991                  483,960
    Dietary                                                            68,480                   64,978
    Household and plant                                                82,950                   95,645
    General and administrative                                        179,323                  166,267
    Employee health and welfare                                        52,967                   46,079
    Depreciation and amortization                                      37,188                   38,009
                                                              ---------------          ---------------

         Total operating expenses                                     914,899                  894,938
                                                              ---------------          ---------------

         Operating income (loss)                                       (5,893)                 (11,890)
                                                              ---------------          ----------------

Other income (expenses)
    Interest expense, net                                             (17,423)                 (18,908)
    Provider fees                                                     (16,380)                 (16,200)
    Partnership share of joint
         venture income                                               217,003                  184,661
                                                              ---------------          ---------------

    Total other income (expenses)                                     183,200                  149,553
                                                              ---------------          ---------------

    Net income                                                $       177,307          $       137,663
                                                              ===============          ===============

Net income per limited partnership
    unit outstanding                                          $         15.12          $         11.74
                                                              ===============          ===============



        The accompanying notes are an integral part of these statements.

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                        Statements of Partners' Capital
        For the Three Months Ended March 31, 1996 and December 31, 1995
                                  (Unaudited)



                                                   Limited Partners          General
                                                 Unit          Amount        Partners       Total
                                                 ----          ------        --------       -----
Partners' capital (deficit),
    December 31, 1995                           10,907       $8,888,206      $(52,007)     $8,836,199

Distributions to partners
    ($10.00 per limited
    partnership unit outstanding)                              (109,070)       (8,210)       (117,280)

Net income                                                      164,896        12,411         177,307
                                                ------       ----------      --------      ----------

Partners' capital (deficit),
    March 31, 1996                              10,907       $8,944,032      $(47,806)     $8,896,226
                                                ======       ==========      =========     ==========

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                            Statements of Cash Flow
                   Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)


                                                                   1996                     1995
                                                              ---------------          ---------------
Cash flows from operating activities:
    Cash received from patient care                           $     1,183,910          $       811,863
    Cash paid to suppliers and employees                             (893,163)                (918,012)
    Interest paid                                                     (17,423)                 (18,908)
    Provider fees                                                     (16,380)                 (16,200)
    Cash from other operating activities                                1,073                      978
                                                              ---------------          ---------------
         Net cash provided (used) by operating activities             258,017                 (140,279)
                                                              ---------------          ----------------

Cash flows from investing activities:
    Distributions from joint ventures                                 259,976                   32,726
    Purchase of property                                               (2,157)                  (6,427)
                                                              ---------------          ----------------
         Net cash provided from investing activities                  257,819                   26,299
                                                              ---------------          ---------------

Cash flows from financing activities:
    Principal payments on long term debt                              (14,533)                 (10,890)
    Net borrowings (payments) to related parties                     (159,269)                 120,364
    Distributions to partners                                        (117,280)                (117,280)
                                                              ---------------          ----------------
         Net cash used by financing activities                       (291,082)                  (7,806)
                                                              ---------------          ----------------

Net increase (decrease) in cash and equivalents                       224,754                 (121,786)

Cash and equivalents, beginning of period                              41,363                  125,450
                                                              ---------------          ---------------

Cash and equivalents, end of period                           $       266,117          $         3,664
                                                              ===============          ===============

Reconciliation of net income to net cash
    provided by operating activities:
Net income                                                    $       177,307          $       137,663
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                      37,188                   38,009
    Partnership share of joint venture (income)                      (217,003)                (184,661)
    Decrease in accounts receivable                                   128,259                   90,520
    Decrease (increase) in estimated settlements                      147,718                 (160,729)
    Increase in prepaid expenses and other assets                     (23,790)                  (1,015)
    Increase (decrease) in accounts payable and
         accrued expenses                                               8,338                  (60,066)
                                                              ---------------          ----------------
Net cash provided (used) by operating activities              $       258,017          $      (140,279)
                                                              ===============          ================





        The accompanying notes are an integral part of these statements.

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                         Notes to Financial Statements

                                  (Unaudited)

(1)   Financial Statements

      These financial statements have been prepared in accordance with generally accepted accounting principles. The financial information included in these financial statements is unaudited, however, in management's opinion, all normal recurring adjustments necessary for a fair presentation of the results of operations for the periods included have been made.

      Footnote disclosures which would substantially duplicate those contained in the December 31, 1995 audited financial statements have been omitted from this report.

(2)   Property, Plant and Equipment

      Property, plant and equipment consisted of the following at March 31, 1996 and December 31, 1995:

                                                             1996                     1995
                                                       ---------------           ---------------
      Land                                             $        90,000           $        90,000
      Building and improvements                              3,817,099                 3,817,099
      Furniture and equipment                                  287,837                   285,680
                                                       ---------------           ---------------
         Total property, plant and equipment                 4,194,936                 4,192,779

      Accumulated depreciation                              (1,241,124)               (1,203,992)
                                                       ---------------           ---------------

      Net property, plant and equipment                $     2,953,812           $     2,988,787
                                                       ===============           ===============

(3)   Debt Obligations

      Debt obligations consisted of the following at March 31, 1996 and December 31, 1995:

                                                                   1996             1995
                                                                   ----             ----
      Industrial Revenue Bonds payable at a variable
         rate of interest with monthly principal and
         interest payments of $8,749 through April 1,
         2005.  The interest rate is adjusted every
         May 1 and November 1.                                $  748,464         $     762,997

      Less amounts due in one year or less                        59,466                57,447
                                                              ----------         -------------
                                                              $  688,998         $     705,550
                                                              ==========         =============



      The aggregate annual maturities for the succeeding five fiscal years are as follows:

                            1996                       $   42,914
                            1997                           62,355
                            1998                           67,681
                            1999                           73,463
                            2000                           79,738
                            Thereafter                    422,313
                                                       ----------

                                                       $  748,464
                                                       ==========

(4)   Investment in Joint Venture

      The condensed financial information for the investments in joint ventures as of March 31, 1996 and December 31, 1995 is as follows:

      KATY (owned 50% by Partnership)

                                                            1996                     1995
                                                       ---------------           ---------------
      Current assets                                   $     1,813,310           $     1,684,094
      Long term assets                                       4,941,290                 5,048,138
                                                       ---------------           ---------------

         Total assets                                  $     6,754,600           $     6,732,232
                                                       ===============           ===============

      Current liabilities                              $       595,136           $       684,328
      Equity                                                 6,159,464                 6,047,904
                                                       ---------------           ---------------

      Total liabilities and equity                     $     6,754,600           $     6,732,232
                                                       ===============           ===============

      Partnership's investment at March 31, 1996
         and December 31, 1995                         $     3,079,732           $     3,023,952
                                                       ===============           ===============

      Revenues                                         $     1,204,609           $     4,985,129
      Expenses                                               1,069,505                 4,362,005
                                                       ---------------           ---------------

      Net income                                       $       135,104           $       623,124
                                                       ===============           ===============

      HUMBLE (owned 50% by Partnership)

                                                            1996                        1995
                                                       ---------------           ---------------
      Current assets                                   $     1,341,248           $     1,140,926
      Long term assets                                       3,536,267                 3,651,762
                                                       ---------------           ---------------

      Total assets                                     $     4,877,515           $     4,792,688
                                                       ===============           ===============

      Current liabilities                              $       643,198           $       703,933
      Long term liabilities                                    737,300                   691,850
      Equity                                                 3,497,017                 3,396,905
                                                       ---------------           ---------------

      Total liabilities and equity                     $     4,877,515           $     4,792,688
                                                       ===============           ===============

      Partnership's investment at March 31, 1996
         and December 31, 1995                         $     1,748,509           $     1,698,453
                                                       ===============           ===============

      Revenues                                         $     1,105,891           $     3,664,088
      Expenses                                                 978,112                 3,526,809
                                                       ---------------           ---------------

      Net income                                       $       127,779           $       137,279
                                                       ===============           ===============

      MEDICAL PARK (owned 45.45% by Partnership)

                                                            1996                       1995
                                                       ---------------           ---------------
      Current assets                                   $     2,202,056           $     2,370,621
      Long term assets                                       5,195,615                 5,308,640
                                                       ---------------           ---------------

         Total assets                                  $     7,397,671           $     7,679,261
                                                       ===============           ===============

      Current liabilities                              $       645,823           $       713,232
      Long term liabilities                                  1,991,277                 1,868,527
      Equity                                                 4,760,571                 5,097,502
                                                       ---------------           ---------------
         Total liabilities and equity                  $     7,397,671           $     7,679,261
                                                       ===============           ===============

      Partnership's investment at March 31, 1996
         and December 31, 1995                         $     2,163,485           $     2,317,207
                                                       ===============           ===============

      Revenues                                         $     1,615,472           $     5,907,763
      Expenses                                               1,427,218                 5,192,923
                                                       ---------------           ---------------

      Net income                                       $       188,254           $       714,840
                                                       ===============           ===============

(5)   Related Party Transactions

      Through March 31, 1996 and 1995, QualiCorp, Inc. the parent of Qualicorp Management, Inc. (the Managing General Partner of the Partnership) charged $22,771 and $19,348 respectively, to the Partnership for reimbursement of administrative expenses.

                                    ITEM 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS

Liquidity and Capital Resources

Cash and equivalents increased during the quarter ended March 31, 1996 by $224,754 due to improved collections of Medicaid receivables, a tentative settlement of amounts due from the Medicare program and funds received from The Alabama Joint Venture. The Partnership used a portion of the proceeds to pay amounts owed to other affiliates.

During the first quarter, the Partnership engaged an investment firm to assist in evaluating its strategic alternatives, which could include a possible sale of the Partnership assets.

The Partnership paid a distribution to its limited partners in February 1996 of $10.00 per unit, which equals a 4% annualized return on the initial investment of $1,000 per unit. Although the Partnership expects to continue to make distributions to its limited partners based upon cash flow generated from operations, after considering cash required for debt service, necessary improvement to its properties and working capital reserves, no assurances can be given that distributions will be made in the future.

Operations

The operating loss of $5,893 for the quarter reflects the operations of the Edwardsville, Illinois facility. The loss for the comparable quarter of 1995 was $11,890. While the 1996 loss is lower than 1995, we continue to explore alternatives for the property, including the possible sale of the facility. During the quarter ended March 31, 1996, the facility had lower than expected Medicare census which produced lower than expected revenue. Operating expenses, particularly professional care of residents expenses, were in line with expectations. Household and Plant expenses were lower in 1996 than 1995 due to higher weather related repairs and expenses caused by freeze damage in 1995.

Administrative and General expenses increased to $179,323 in 1996 due to higher insurance costs and fees. Employee health and welfare expense increased $6,888 between quarters due to higher health insurance costs and higher employment taxes. Income from the Partnership share of joint venture activities was higher in 1996 than 1995 due to continued improvement in financial performance at each Joint Venture property.

                                    PART II

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL INCOME PROPERTIES 2B
LIMITED PARTNERSHIP
Registrant




By:      /s/ John H. Stoddard                      Date: April  30, 1996
         -------------------------------------           ---------------
         John H. Stoddard
         President and Chief Financial Officer
         QualiCorp Management, Inc.
         Managing General Partner