Form 10-Q
period 1996-06-30
MEDICAL INCOME PROPERTIES 2B LTD PARTNERSHIP
filed 1996-08-12
CIK 820390

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ended June 30, 1996         Commission File Number 33-6122-02


                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                              59-2726599
       (State of Organization)           (IRS Employer Identification Number)

                        7000 Central Parkway, Suite 850
                             Atlanta, Georgia 30328

                    (Address of Principal Executive Office)

                                 (770) 668-1080

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

                                                   Yes  X   No
                                                       ---     ---
        The number of limited partnership units outstanding at June 30, 1996 was 010,907.

                              TABLE OF CONTENTS

                                                                                                           Page No.

                                                          PART I
Item 1.       Financial Information.......................................................................  3 - 10

Item 2.       Management's Discussion and Analysis of

              Financial Condition and Results of Operations................................................     11


                                                          PART II

              Signatures...................................................................................     12


                                                          PART I

                                    ITEM 1.

                             FINANCIAL INFORMATION

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                                     INDEX

                                                                                                           Page No.
Balance Sheets, June 30, 1996 and December 31, 1995..........................................................     4

Statements of Operations for the three
months ended June 30, 1996 and 1995 and the six months
ended June 30, 1996 and 1995.................................................................................     5

Statements of Partners' Capital for the six months
ended June 30, 1996 and 1995.................................................................................     6

Statements of Cash Flow for  the six  months ended
June 30, 1996 and 1995........................................................................................    7

Notes to Financial Statements.................................................................................   8-10

              MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                                 Balance Sheets
                      June 30, 1996 and December 31, 1995
                                  (Unaudited)


                                                                      1996                      1995
                                                                ----------------         -----------------
         ASSETS
Current assets

    Cash and equivalents                                        $        153,437          $         41,363
    Accounts receivable, net of allowance
       for doubtful accounts of $54,149 in 1996
       and $54,188  in 1995                                              638,812                   780,238
     Estimated settlements due from third parties                        187,417                   316,962
     Prepaid expenses and other assets                                    61,734                    42,144
                                                                ----------------          ----------------

         Total current assets                                          1,041,400                 1,180,707

Investment in joint ventures                                           6,829,177                 7,034,698
Property, plant and equipment, net of
     accumulated depreciation                                          2,918,853                 2,988,787
Due from affiliates
Deferred financing costs, net of
     accumulated amortization of
     $1,634 in 1996 and $1,525 in 1995                                     1,853                     1,962
                                                                ----------------          ----------------

     Total assets                                               $     10,791,283          $     11,206,154
                                                                ================          ================


     LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
    Current portion of long term debt                           $         60,610          $         57,447
    Accounts payable                                                     260,448                   235,152
    Accrued payroll and payroll taxes                                     65,621                    47,516
    Accrued vacation                                                      31,130                    31,082
    Accrued insurance                                                     27,409                    28,384
    Accrued real estate taxes                                             38,995                    76,143
    Accrued management fees                                               13,906                    13,371
    Patient deposits and trust liabilities                                39,291                    37,010
    Other accrued expenses                                                   367                       387
    Due to affiliates                                                    650,058                 1,137,913
                                                                ----------------          ----------------

         Total current liabilities                                     1,187,835                 1,664,405

Bonds payable and capital lease obligations                              673,435                   705,550
                                                                ----------------          ----------------

         Total liabilities                                             1,861,270                 2,369,955
                                                                ----------------          ----------------

Partners' capital (deficit)
     Limited partners                                                  8,975,454                 8,888,206
     General partners                                                    (45,441)                  (52,007)
                                                                ----------------          ----------------

         Total partners' capital                                       8,930,013                 8,836,199
                                                                ----------------          ----------------

         Total liabilities and partners' capital                $     10,791,283          $     11,206,154
                                                                ================          ================

        The accompanying notes are an integral part of these statements.

                                 MEDICAL INCOME

                       PROPERTIES 2B LIMITED PARTNERSHIP
                            Statements of Operations
               For the three months ended June 30, 1996 and 1995
                and the six months ended June 30, 1996 and 1995
                                    (Unaudited)




                                               Three Months Ended                     Six Months Ended
                                                   June 30                                 June 30
                                               ---------------------              --------------------------
                                               1996             1995              1996             1995
                                               ----             ----              ----             ----
Revenue
     Net resident service revenue         $     878,700     $     826,990    $   1,786,632     $   1,709,061
     Other revenue                                1,280             1,047            2,354             2,025
                                          -------------     -------------    -------------      ------------
        Total Revenue                           879,980           828,037        1,788,986         1,711,086
                                          -------------     -------------    -------------         ---------

Operating expenses:

     Professional care of residents             464,127           510,990          958,117           994,950
     Dietary                                     67,257            65,889          135,737           130,868
     Household and plant                         76,609            76,948          159,560           172,593
     General and administrative                 187,722           166,507          367,045           332,774
     Employee health and welfare                 50,622            52,130          103,589            98,209
     Depreciation and amortization               39,311            36,852           76,499            74,860
                                          -------------     -------------    -------------     -------------
            Total operating expenses            885,648           909,316        1,800,547         1,804,254
                                          -------------     -------------    -------------     -------------

            Operating income (loss)              (5,668)          (81,279)         (11,561)          (93,168)
                                          -------------     -------------    -------------         ----------

Other income (expenses):

     Interest income (expense), net             (15,031)          (32,305)         (32,454)          (51,214)
     Provider fees                              (16,560)          (16,380)         (32,940)          (32,580)
     Partnership share of joint venture
            income                              188,326           168,090          405,329           352,751
                                          -------------     -------------    -------------     -------------
     Total other income (expense)               156,735           119,405          339,935           268,957
                                          -------------     -------------    -------------     -------------

          Net income                      $     151,067     $      38,126    $     328,374     $     175,789
                                          =============     =============    =============     =============

Net income per weighted average
   limited partnership unit outstanding   $       12.88     $        3.25    $       28.00     $       14.99
                                          =============     =============    =============     =============


       The accompanying notes are an integral part of these statements.

               MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                       Statements of Partners' Capital
         For the Six Months Ended June 30, 1996 and December 31, 1995
                                 (Unaudited)

                                                     Limited Partners           General
                                                   Units         Amount         Partners        Total
                                                   -----         ------        ---------        -----
Partners' capital (deficit),
     December 31, 1995                            10,907        $8,888,206      $(52,007)      $8,836,199

Distributions to partners
     ($20.00 per limited
     partnership unit outstanding)                                (218,140)      (16,420)        (234,560)

Net income                                                         305,388        22,986          328,374
                                                  ------        ----------      --------       ----------

Partners' capital (deficit),
     June 30, 1996                                10,907        $8,975,454      $(45,441)      $8,930,013
                                                  ======        ==========      ========       ==========


                                MEDICAL INCOME
                      PROPERTIES 2B LIMITED PARTNERSHIP

                           Statements of Cash Flows
                   Six months ended June 30, 1996 and 1995
                                 (Unaudited)


                                                                      1996                  1995
                                                                      ----                  ----

Cash flows from operating activities:
     Cash received from patient care                            $   2,057,604       $     1,633,581
     Cash paid to suppliers and employees                          (1,735,516)           (1,521,296)
     Interest  received (paid)                                        (32,454)              (51,214)
     Provider fees                                                    (32,940)              (32,580)
     Cash from other operating activities                               2,354                 2,025
                                                                -------------       ---------------
         Net cash provided by operating activities                    259,048                30,516
                                                                -------------       ---------------
Cash flows from investing activities:
     Distributions from joint ventures                                610,851                65,453
     Purchase of property                                              (6,455)              (33,184)
                                                                -------------       ---------------
         Net cash provided by investing activities                    604,396                32,269
                                                                -------------       ---------------
Cash flows from financing activities:
     Principal payments of long term debt                             (28,952)              (24,966)
     Net borrowings (payments) to related parties                    (487,858)              135,675
     Distributions to partners                                       (234,560)             (234,560)
                                                                --------------      ---------------
         Net cash used by financing activities                       (751,370)             (123,851)
                                                                --------------      ---------------

Net increase (decrease) in cash                                       112,074               (61,066)

Cash and equivalents,  beginning of period                             41,363               125,450
                                                                -------------       ---------------

Cash and equivalents, end of period                             $     153,437       $        64,384
                                                                =============       ===============

Reconciliation of net income to net cash provided by operating activities:

Net income                                                      $     328,374       $       175,789
Adjustments to reconcile net income to
     net cash provided by operating activities:

     Depreciation and amortization                                     76,499                74,860
     Partnership share of joint venture (income)                     (405,329)             (352,751)
     Decrease  in accounts receivable                                 141,426                40,248
     (Increase) decrease  in estimated settlements                    129,545              (115,728)
     (Increase) decrease in prepaid expenses and
         other assets                                                 (19,590)               16,909
     Increase in accounts payable and
         accrued expenses                                               8,123               191,189
                                                                -------------       ---------------
Net cash provided (used) by operating activities                $     259,048       $        30,516
                                                                =============       ===============


       The accompanying notes are an integral part of these statements.

                                 MEDICAL INCOME
                       PROPERTIES 2B LIMITED PARTNERSHIP

                         Notes to Financial Statements
                                  (Unaudited)

(1)    Financial Statements

       The financial statements have been prepared in accordance with generally accepted accounting principles. The financial information included in these financial statements is unaudited, however, in management's opinion, all normal recurring adjustments necessary for a fair presentation of the results of operations for the periods included have been made.

       Footnote disclosures which would substantially duplicate those contained in the December 31, 1995 audited financial statements have been omitted from this report.

(2)    Property, Plant and Equipment

       Property, plant and equipment consisted of the following at June 30, 1996 and December 31, 1995:


                                                                              1996              1995
                                                                              ----              ----
      Land                                                              $       90,000    $        90,000
      Building and improvements                                              3,817,099          3,817,099
      Furniture and equipment                                                  292,135            285,680
                                                                        --------------    ---------------
      Total property, plant and equipment                                    4,199,234          4,192,779

      Accumulated depreciation                                              (1,280,381)        (1,203,992)
                                                                        --------------    ---------------
      Net property, plant and
         equipment                                                      $    2,918,853    $     2,988,787
                                                                        ==============    ===============

(3)    Debt Obligations

       Debt obligations consisted of the following at June 30, 1996 and December 31, 1995:

                                                                               1996             1995
                                                                               ----             ----
       Industrial Revenue Bonds payable at a variable rate
         of interest with monthly principal and
         interest payments of $8,749 through April 1,
         2005. The interest rate is adjusted every May 1
         and November 1.                                                 $      734,045   $       762,997

         Less amounts due in one year or less                                    60,610            57,447
                                                                         --------------   ---------------

                                                                         $      673,435   $       705,550
                                                                         ==============   ===============

                                      8

       The aggregate annual maturities for the succeeding five fiscal years are as follows:

                             1996                $      28,495
                             1997                       62,355
                             1998                       67,681
                             1999                       73,463
                             2000                       79,738
                             Thereafter                422,313
                                                 -------------
                                                 $     734,045
                                                 =============
(4)    Investment in Joint Venture

       The condensed financial information for the investments in joint ventures as of June 30, 1996 and December 31, 1995 is as follows:

       KATY (owned 50% by Partnership)


                                                                      1996                      1995
                                                                ----------------          ----------------
       Current assets                                           $      2,043,647          $      1,684,094
       Long term assets                                                4,896,169                 5,048,138
                                                                ----------------          ----------------

           Total assets                                         $      6,939,816          $      6,732,232
                                                                ================          ================

       Current liabilities                                      $        629,228          $        684,328
       Equity                                                          6,310,588                 6,047,904
                                                                ----------------          ----------------

           Total liabilities and equity                         $      6,939,816          $      6,732,232
                                                                ================          ================

       Partnership's investment at June 30, 1996
           and December 31, 1995                                $      3,155,294          $      3,023,952
                                                                ================          ================

       Revenues                                                 $      2,445,259          $      4,985,129
       Expenses                                                        2,135,361                 4,362,005
                                                                ----------------          ----------------

           Net income                                           $        309,898          $        623,124
                                                                ================          ================

       HUMBLE (owned 50% by Partnership)
                                                                      1996                      1995
                                                                ----------------          ----------

       Current assets                                           $      1,353,524          $      1,140,926
       Long term assets                                                3,491,494                 3,651,762
                                                                ----------------          ----------------

           Total assets                                         $      4,845,018          $      4,792,688
                                                                ================          ================

       Current liabilities                                      $        651,675          $        703,933
       Long term liabilities                                             722,150                   691,850
       Equity                                                          3,471,193                 3,396,905
                                                                ----------------          ----------------

           Total liabilities and equity                         $      4,845,018          $      4,792,688
                                                                ================          ================

       Partnership's investment at June 30, 1996
           and December 31, 1995                                $      1,735,597          $      1,698,453
                                                                ================          ================


                                                                      1996                      1995
                                                                ----------------          ----------------
       Revenues                                                 $      2,080,924          $      3,664,088
       Expenses                                                        1,956,469                 3,526,809
                                                                ----------------          ----------------

           Net income                                           $        124,455          $        137,279
                                                                ================          ================

       MEDICAL PARK (owned 45.45% by Partnership)

                                                                      1996                      1995
                                                                ----------------          ----------------

       Current assets                                           $      1,596,464          $      2,370,621
       Long term assets                                                5,184,279                 5,308,640
                                                                ----------------          ----------------

           Total assets                                         $      6,780,743          $      7,679,261
                                                                ================          ================

       Current liabilities                                      $        566,589          $        713,232
       Long term liabilities                                           1,950,361                 1,868,527
       Equity                                                          4,263,793                 5,097,502
                                                                ----------------          ----------------
           Total liabilities and equity                         $      6,780,743          $      7,679,261
                                                                ================          ================

       Partnership's investment at June 30, 1996
           and December 31, 1995                                $      1,937,894          $      2,317,207
                                                                ================          ================

       Revenues                                                 $      3,192,295          $      5,907,763
       Expenses                                                        2,778,318                 5,192,923
                                                                ----------------          ----------------

           Net income                                           $        413,977          $        714,840
                                                                ================          ================

(5)    Related Party Transactions

       Through June 30, 1996 and 1995, QualiCorp, Inc. the parent of Qualicorp Management, Inc. (the Managing General Partner of the Partnership) charged $37,991 and $37,514 respectively, to the Partnership for reimbursement of administrative expenses.

                                   ITEM 2.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash and equivalent balances decreased during the second quarter of 1996 by $112,680, due to payments made to affiliates. Accounts receivable balances continued to decrease in the quarter, although amounts due from the Medicare program increased slightly. Prepaid items increased in the second quarter due to increased prepaid insurance costs.

The Partnership presently owns a 45.45% interest in the Medical Park Convalescent Center located in Decatur, Alabama. According to industry representatives, the State of Alabama has reached an impasse with the Health Care Financing Administration (HCFA) which will cause the September payment for Medicaid patients to be delayed by one month to October 1996. The facility presently receives approximately $250,000 per month from the Alabama Medicaid program. In addition, the State of Alabama has proposed significant rate reductions and changes in eligibility requirements which will reduce Medicaid census if implemented.

As indicated in the prior quarter report, the Partnership has engaged an investment firm to assist it in evaluating the Partnership's strategic alternatives. It was expected this evaluation would lead to a sale of the Partnership properties. However, due to the uncertainly of the Alabama Medicaid issues described above, the prospective buyer has requested a 90 day extension of the letter of intent which the Partnership intends to grant.

The Partnership paid a distribution to its limited partners in May 1996 of $10.00 per unit, which equals a 4% annualized return on the initial investment of $1,000 per unit. Although the Partnership expects to continue to make distributions to its limited partners based upon cash flow generated from operations, after considering cash required for debt service, necessary improvement to its properties and working capital reserves, no assurances can be given that distributions will be made in the future.

Operations

The operating loss of $5,668 for the quarter reflects the operations of the Edwardsville, Illinois facility. The loss for the comparable quarter of 1995 was $81,279. While the 1996 loss is lower than 1995, we continue to explore alternatives for the property, including a possible sale of this facility alone. During the quarter ended June 30, 1996, the facility continued to have lower than expected Medicare patient days which produced lower than expected revenue. Operating expenses, particularly professional care of resident expenses, were in line with expectations.

Administrative and General expenses increased to $187,722 in 1996 due to higher insurance costs and legal fees. Interest expense was lower in 1996 than 1995 due to improved cash position and less need to borrow funds from affiliated companies. Income from the Partnership share of joint venture activities was higher in 1996 than 1995 due to continued improvement in financial performance at each Joint Venture property.

                                   PART II

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL INCOME PROPERTIES 2B
LIMITED PARTNERSHIP
Registrant

By: /s/ John H. Stoddard                           Date:   July 31, 1996
    ----------------------------------------             -------------------
    John H. Stoddard
    President and Chief Financial Officer
    QualiCorp Management, Inc.
    Managing General Partner