Form 10-Q
period 1996-09-30
MEDICAL INCOME PROPERTIES 2B LTD PARTNERSHIP
filed 1996-11-14
CIK 820390

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1996      Commission File Number 33-6122-02


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

                                 (770) 668-1080
                                 --------------
               Registrant's Telephone Number, Including Area Code


Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes___X___ No_______



The number of limited partnership units outstanding at September 30, 1996 was 10,907.

                                TABLE OF CONTENTS

                                                                 Page No.
                                      PART I
Item 1.       Financial   Information...................................     3 - 10

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............     11


                                     PART II
              Signatures................................................     12

                                     PART I

                                     ITEM 1.

                              FINANCIAL INFORMATION

                  MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                                      INDEX

                                                                           Page No.
Balance Sheets, September 30, 1996 and December 31, 1995...................  4

Statements of Operations for the three
months ended September 30, 1996 and 1995 and the nine months ended September 30, 1996 and 1995........................................... 5

Statement of Partners' Capital for the nine months
ended September 30, 1996 and 1995........................................... 6

Statements of Cash Flow for  the nine months ended
September 30, 1996 and 1995................................................. 7

Notes to Financial Statements............................................... 8 - 10

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                                 Balance Sheets
                    September 30, 1996 and December 31, 1995
                                   (Unaudited)

                                                                      1996                        1995
                                                                ----------------          ----------------
         ASSETS

Current assets
    Cash and equivalents                                        $        216,860          $         41,363
    Accounts receivable, net of allowance
       for doubtful accounts of $58,342 in 1996
       and $54,188 in 1995                                               546,082                   780,238
     Estimated settlements due from third parties                        228,441                   316,962
     Prepaid expenses and other assets                                    49,650                    42,144
                                                                ----------------          ----------------

         Total current assets                                          1,041,033                 1,180,707

Investment in joint ventures                                           6,921,200                 7,034,698
Property, plant and equipment, net of
     accumulated depreciation                                          2,882,689                 2,988,787
Deferred financing costs, net of
     accumulated amortization of
     $1,689 in 1996 and $1,525 in 1995                                     1,798                     1,962
                                                                ----------------          ----------------

     Total assets                                               $     10,846,720          $     11,206,154
                                                                ================          ================

     LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
    Current portion of long term debt                           $         61,793          $         57,447
    Accounts payable                                                     210,595                   235,152
    Accrued payroll and payroll taxes                                     54,372                    47,516
    Accrued vacation                                                      34,938                    31,082
    Accrued insurance                                                     25,348                    28,384
    Accrued real estate taxes                                             57,769                    76,143
    Accrued management fees                                               13,906                    13,371
    Patient deposits and trust liabilities                                47,585                    37,010
    Other accrued expenses                                                    14                       387
    Due to affiliates                                                    654,621                 1,137,913
                                                                ----------------          ----------------

         Total current liabilities                                     1,160,941                 1,664,405

Bonds payable and capital lease obligations                              657,339                   705,550
                                                                ----------------          ----------------

         Total liabilities                                             1,818,280                 2,369,955
                                                                ----------------          ----------------

Partners' capital (deficit)
     Limited partners                                                  9,066,990                 8,888,206
     General partners                                                    (38,550)                  (52,007)
                                                                ----------------          ----------------

         Total partners' capital                                       9,028,440                 8,836,199
                                                                ----------------          ----------------

         Total liabilities and partners' capital                $     10,846,720          $     11,206,154
                                                                ================          ================

        The accompanying notes are an integral part of these statements.

                                 MEDICAL INCOME
                        PROPERTIES 2B LIMITED PARTNERSHIP

                            Statements of Operations
             For the three months ended September 30, 1996 and 1995
              and the nine months ended September 30, 1996 and 1995
                                   (Unaudited)


                                                 Three Months Ended                  Nine Months Ended
                                                    September 30                       September 30
                                          -------------------------------    --------------------------------
                                               1996             1995               1996             1995
                                               ----             ----               ----             ----
Revenue
     Net resident service revenue         $     822,977     $     819,597    $   2,609,609     $   2,528,658
     Other revenue                                  968             1,042            3,322             3,067
                                          -------------     -------------    -------------     -------------
        Total Revenue                           823,945           820,639        2,612,931         2,531,725
                                          -------------     -------------    -------------     -------------

Operating expenses:
     Professional care of residents             442,978           492,676        1,401,096         1,487,626
     Dietary                                     70,129            69,003          205,866           199,871
     Household and plant                         85,006            86,291          244,566           258,884
     General and administrative                 179,924           169,409          546,969           502,183
     Employee health and welfare                 36,923            48,568          140,512           146,777
     Depreciation and amortization               37,714            37,299          114,213           112,159
                                          -------------     -------------    -------------     -------------
            Total operating expenses            852,674           903,246        2,653,222         2,707,500
                                          -------------     -------------    -------------     -------------

            Operating income (loss)             (28,729)          (82,607)         (40,291)         (175,775)
                                          -------------     -------------    -------------     -------------

Other income (expenses):
     Interest expense, net                      (13,933)          (20,717)         (46,386)          (71,930)
     Provider fees                              (16,380)          (16,560)         (49,320)          (49,140)
     Partnership share of joint venture
            income                              274,749           151,529          680,078           504,280
                                          -------------     -------------    -------------     -------------
     Total other income (expenses)              244,436           114,252          584,372           383,210
                                          -------------     -------------    -------------     -------------

          Net income                      $     215,707     $      31,645    $     544,081     $     207,435
                                          =============     =============    =============     =============

Net income per weighted average
   limited partnership unit outstanding   $       18.39     $        2.70    $       46.39     $       17.69
                                          =============     =============    =============     =============


        The accompanying notes are an integral part of these statements.

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                         Statements of Partners' Capital
       For the Nine Months Ended September 30, 1996 and December 31, 1995
                                   (Unaudited)



                                                      Limited Partners          General
                                                   Units         Amount         Partners        Total
                                                   -----         ------         --------        -----
Partners' capital (deficit),
     December 31, 1995                            10,907        $8,888,206      $(52,007)      $8,836,199

Distributions to partners
     ($30.00 per limited
     partnership unit outstanding)                                (327,211)      (24,629)        (351,840)

Net income                                                         505,995        38,086          544,081
                                                  ------        ----------      --------       ----------

Partners' capital (deficit),
     September 30, 1996                           10,907        $9,066,990      $(38,550)      $9,028,440
                                                  ======        ==========      ========       ==========

                                 MEDICAL INCOME
                        PROPERTIES 2B LIMITED PARTNERSHIP

                            Statements of Cash Flows
                  Nine months ended September 30, 1996 and 1995
                                   (Unaudited)


                                                                      1996                  1995
                                                                      ----                  ----

Cash flows from operating activities:
     Cash received from patient care                            $   2,932,284       $     2,649,885
     Cash paid to suppliers and employees                          (2,571,033)           (2,655,559)
     Interest paid, net                                               (46,386)              (71,930)
     Provider fees                                                    (49,320)              (49,140)
     Cash from other operating activities                               3,322                 3,067
                                                                -------------       ---------------
         Net cash provided (used) by operating activities             268,867              (123,677)
                                                                -------------       ---------------
Cash flows from investing activities:
     Distributions from joint ventures                                793,579               298,179
     Purchase of property                                              (7,950)              (39,425)
                                                                -------------       ---------------
         Net cash provided by investing activities                    785,629               258,754
                                                                -------------       ---------------
Cash flows from financing activities:
     Principal payments of long term debt                             (43,865)              (38,522)
     Net borrowings (payments) to related parties                    (483,294)              138,670
     Distributions to partners                                       (351,840)             (351,840)
                                                                -------------       ---------------
         Net cash used by financing activities                       (878,999)             (251,692)
                                                                -------------       ---------------

Net increase (decrease) in cash and equivalents                       175,497              (116,615)

Cash and equivalents,  beginning of period                             41,363               125,450
                                                                -------------       ---------------

Cash and equivalents, end of period                             $     216,860       $         8,835
                                                                =============       ===============

Reconciliation of net income to net cash
     provided by operating activities:
Net income                                                      $     544,081       $       207,435
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                                    114,213               112,159
     Partnership share of joint venture (income)                     (680,078)             (504,280)
     Decrease  in accounts receivable                                 234,156               337,734
     Decrease (increase) in estimated settlements                      88,521              (216,507)
     (Increase) decrease in prepaid expenses
         and other assets                                              (7,507)               22,585
     Decrease in accounts payable and
         accrued expenses                                             (24,519)              (82,803)
                                                                -------------       ---------------
Net cash provided (used) by operating activities                $     268,867       $      (123,677)
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

(2)    Property, Plant and Equipment

       Property, plant and equipment consisted of the following at September 30, 1996 and December 31, 1995:

                                                                              1996              1995
                                                                              ----              ----

      Land                                                              $       90,000    $        90,000
      Building and improvements                                              3,812,869          3,817,099
      Furniture and equipment                                                  297,860            285,680
                                                                        --------------    ---------------
         Total property, plant and equipment                                 4,200,729          4,192,779

      Accumulated depreciation                                              (1,318,040)        (1,203,992)
                                                                        --------------    ---------------
      Net property, plant and
         equipment                                                      $    2,882,689    $     2,988,787
                                                                        ==============    ===============

(3)    Debt Obligations

       Debt obligations consisted of the following at September 30, 1996 and December 31, 1995:

                                                                               1996             1995
                                                                               ----             ----
       Industrial Revenue Bonds payable at a variable
         rate of interest with monthly principal and
         interest payments of $8,749 through April 1,
         2005. The interest rate is adjusted every
         May 1 and November 1.                                           $      719,132   $       762,997

       Less amounts due in one year or less                                      61,793            57,447
                                                                         --------------   ---------------

                                                                         $      657,339   $       705,550
                                                                         ==============   ===============

       The aggregate annual maturities for the succeeding five fiscal years are as follows:


                             1996                $      13,582
                             1997                       62,355
                             1998                       67,681
                             1999                       73,463
                             2000                       79,738
                             Thereafter                422,313
                                                 -------------
                                                 $     719,132
                                                 =============

(4)    Investment in Joint Venture

       The condensed financial information for the investments in joint ventures as of September 30, 1996 and December 31, 1995 is as follows:


       KATY (owned 50% by Partnership)
                                                                      1996                      1995
                                                                ----------------          ----------------
       Current assets                                           $      2,195,080          $      1,684,094
       Long term assets                                                4,840,582                 5,048,138
                                                                ----------------          ----------------

           Total assets                                         $      7,035,662          $      6,732,232
                                                                ================          ================

       Current liabilities                                      $        667,220          $        684,328
       Equity                                                          6,368,442                 6,047,904
                                                                ----------------          ----------------

           Total liabilities and equity                         $      7,035,662          $      6,732,232
                                                                ================          ================

       Partnership's investment at September 30, 1996
           and December 31, 1995                                $      3,184,221          $      3,023,952
                                                                ================          ================

       Revenues                                                 $      3,733,695          $      4,985,129
       Expenses                                                        3,193,443                 4,362,005
                                                                ----------------          ----------------

           Net income                                           $        540,252          $        623,124
                                                                ================          ================

       HUMBLE (owned 50% by Partnership)
                                                                      1996                      1995
                                                                ----------------          ----------------
       Current assets                                           $      1,400,594          $      1,140,926
       Long term assets                                                3,440,040                 3,651,762
                                                                ----------------          ----------------

           Total assets                                         $      4,840,634          $      4,792,688
                                                                ================          ================

       Current liabilities                                      $        741,481          $        703,933
       Long term liabilities                                             646,400                   691,850
       Equity                                                          3,452,753                 3,396,905
                                                                ----------------          ----------------

           Total liabilities and equity                         $      4,840,634          $      4,792,688
                                                                ================          ================

       Partnership's investment at September 30, 1996
           and December 31, 1995                                $      1,726,376          $      1,698,453
                                                                ================          ================

       Revenues                                                 $      3,262,103          $      3,664,088
       Expenses                                                        2,983,588                 3,526,809
                                                                ----------------          ----------------

           Net income                                           $        278,515          $        137,279
                                                                ================          ================



       MEDICAL PARK (owned 45.45% by Partnership)
                                                                      1996                      1995
                                                                ----------------          ----------------
       Current assets                                           $      1,845,928          $      2,370,621
       Long term assets                                                5,128,351                 5,308,640
                                                                ----------------          ----------------

           Total assets                                         $      6,974,279          $      7,679,261
                                                                ================          ================

       Current liabilities                                      $        805,597          $        713,232
       Long term liabilities                                           1,745,776                 1,868,527
       Equity                                                          4,422,906                 5,097,502
                                                                ----------------          ----------------
           Total liabilities and equity                         $      6,974,279          $      7,679,261
                                                                ================          ================

       Partnership's investment at September 30, 1996
           and December 31, 1995                                $      2,010,603          $      2,317,207
                                                                ================          ================

       Revenues                                                 $      4,754,064          $      5,907,763
       Expenses                                                        4,158,476                 5,192,923
                                                                ----------------          ----------------

           Net income                                           $        595,588          $        714,840
                                                                ================          ================

(5)    Related Party Transactions

       Through September 30, 1996 and 1995, QualiCorp, Inc. the parent of Qualicorp Management, Inc. (the Managing General Partner of the Partnership) charged $57,555 and $55,510 respectively, to the Partnership for reimbursement of administrative expenses.

                                     ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Liquidity and Capital Resources

Cash and equivalents improved during the quarter ended September 30, 1996 by $63,424 as accounts receivable due from patients decreased by $92,730. Capital expenditures for the quarter were $1,496, which was lower than expected. Accounts receivable balances due from the State of Illinois for Medicaid residents decreased during the quarter. Amounts due from the Medicare program rose sharply due to review procedures instituted by the Medicare Intermediary.

Due to the continued uncertainty of the Alabama Medicaid issues referred to in prior quarterly reports, the prospective purchaser of the Partnership assets has communicated it will not proceed with the proposed transaction. The Managing General Partner, in conjunction with its investment bankers, has re-opened discussions with other companies who had expressed an interest in the assets in the hope of negotiating a sale of the assets to one of them.

The Partnership will make its regular distribution of $10.00 per unit on November 15.

The Partnership will continue to make quarterly distributions to its limited partners based upon cash flow generated by facility operations after considering cash requirements for debt services, needed improvement to its property and cash reserves. There can be no assurance the current distribution of $10.00 per unit per quarter will be maintained into 1997.


Operations

The operating loss for the quarter and year to date reflected the operations of the Edwardsville, Illinois facility. Due to delays in receiving timely rate adjustments from the Illinois Medicaid program, the management company has been charged to run this facility as a break-even operation. It remains to be proven whether this operation can be made profitable in the short run. The State of Illinois has increased the timing of payment on Medicaid receivables, and a 6.8% rate increase is scheduled for January 1997.

Net income for the quarter was $215,707 versus $31,645 for the same quarter of the prior year. Revenue from patient service increased between years $3,380 due to slightly higher room rates. Expenses for the care of patients were lower in 1996 than 1995 due to lower therapy program costs.

Other income (expense) was higher than the prior year due to improved earnings from its joint venture partners, and lower net interest expense cost.

                                   PART II

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL INCOME PROPERTIES 2B
LIMITED PARTNERSHIP
Registrant




By:    /s/ John H. Stoddard                    Date:     October 31, 1996
       -------------------------------------          ------------------------
       John H. Stoddard
       President and Chief Financial Officer
       QualiCorp Management, Inc.
       Managing General Partner