Form 10-K
period 1996-12-31
MEDICAL INCOME PROPERTIES 2B LTD PARTNERSHIP
filed 1997-03-31
CIK 820390

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-K


               Annual Report Pursuant to Section 13 or 15 (d) of
                   the Securities and Exchange Act of 1934


      For the Fiscal Year Ended                   Commission File Number
          December 31, 1996                             33-6122-02


                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in its Charter)


      Delaware                                          59-2726599
      --------                                          ----------
(State of Organization)                    (IRS Employer Identification Number)


                        7000 Central Parkway, Suite 850
                               Atlanta, GA 30328
                    (Address of Principal Executive Office)

                                 (770) 668-1080
               Registrant's Telephone Number, Including Area Code


          Securities Registered Pursuant to Section 12 (b) of the Act:



    Title of Each Class                               Name of Each Exchange
-------------------------                              on Which Registered
LIMITED PARTNERSHIP UNITS                             -------------------
                                                              NONE



Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes      X     No
                              ----        ----

Aggregate market value of the voting stock held by non-affiliates of the Registrant is not applicable.

The number of limited partnership units outstanding on February 27, 1997 was 10,907.

The Prospectus of the Registrant dated October 22, 1986, filed pursuant to Rule 424(b) under the Securities Act of 1933 is incorporated by reference, to the extent indicated in Part III of this report.

              RWB MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K

PART I                                                                                         Page
Item 1:  Business                                                                                1
Item 2:  Properties                                                                              3
Item 3:  Legal Proceedings                                                                       3
Item 4:  Submission of Matters to a Vote of Security Holders                                     3

PART II

Item 5:  Market for the Registrant's Common Equity and Related Stockholder Matters               3
Item 6:  Selected Financial Data                                                                 4
Item 7:  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                           4
Item 8:  Financial Statements and Supplementary Data                                             6
Item 9:  Disagreements on Accounting and Financial Disclosure                                    6

PART III

Item 10: Directors and Executive Officers of the Registrant                                      6
Item 11: Executive Compensation                                                                  7
Item 12: Security Ownership of Certain Beneficial Owners and Management                          7
Item 13: Certain Relationships and Related Transactions                                          7

PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K                         7
Signatures                                                                                      10

                                    PART I

                               ITEM 1. BUSINESS


Medical Income Properties 2B Limited Partnership (the Partnership), is a Delaware limited partnership which was organized on April 29, 1987. The Partnership is one of a series of three limited partnerships as represented by the registration statement filed with the Securities and Exchange Commission on October 22, 1986 (the Effective Date), providing for the sale of $10,000,000 of limited partnership units (the Units), with an option to increase the offering by an additional $10,000,000. The offering closed on January 31, 1988, upon the sale of 10,907 units for an aggregate purchase price of $10,907,000.

The purpose of the Partnership is to engage in the business of acquiring and holding for investment income-producing health care related properties, primarily nursing homes, and operating such properties as skilled and intermediate care nursing homes. In 1988, the Partnership acquired a nursing home in Edwardsville, Illinois, a 45.45% interest in a joint venture nursing home in Decatur, Alabama and a 50% interest in two joint venture nursing homes in the Houston, Texas area. The Partnership employed approximately 88 employees as of February 12, 1997 at its wholly owned facility and 335 employees at the joint venture properties.

Business Strategy

The Partnership intends to hold real property investments until such time as a sale or other disposition appears to be advantageous. Such factors as potential capital appreciation, industry trends, cash flow and federal income tax consequences to the Limited Partners will be considered before Partnership property dispositions are made.

The Partnership (the "Partnership") has entered into an asset Purchase and Sale Agreement effective as of February 3, 1997 (the "Sale Agreement"), by and among the Partnership, Qualicorp Management, Inc., the managing general partner of the Partnership, and Omega Healthcare Investors, Inc. ("Omega"). The Sale Agreement calls for the sale to Omega of the Partnership's interests in its facilities, and the personal property and intangible assets related to the operation of these facilities.

The description of the Sale Agreement set forth herein does not purport to be complete and is qualified in its entirely by the provisions of the Sale Agreement, filed as an exhibit to the Company's Current Report on Form 8-K dated February 18, 1997, and as Appendix A to the Partnership's Consent Solicitation Statement filed March 12, 1997.

Under the Sale Agreement, the Partnership will receive total sales consideration of $24,522,725, which will be reduced by accrued expenses of approximately $493,705 for vacation pay, sick pay, taxes and trust fund obligations as provided in the Sale Agreement, by approximately $3,539,444 of closing costs, brokerage fees, third party settlements and other obligations, and by approximately $3,398,905 for the payment of debt, resulting in estimated net proceeds from the sale of $17,090,671. These estimated net proceeds will be augmented by estimated current assets in excess of current liabilities of approximately $5,081,610 which will increase the total amount estimated to be available for distribution to approximately $22,173,281, which will be distributed to the Partnership's limited partners (the "Limited Partners") in three installments as follows:

1. First Installment. The Limited Partners will receive a check in the amount of $1,003 per unit, payable within 30 business days of the closing and surrender of Partnership certificates (an anticipated aggregate distribution to all of the Limited Partners of $18,702,485);

2. Second Installment. A second distribution of approximately $134 per unit is anticipated to be made within one year of the closing. This distribution is primarily attributable to the collection of accounts receivable in the period subsequent to the closing less the payment of accounts payable and other liabilities (an anticipated aggregate distribution to all of the Limited Partners of $2,503,337); and

3. Final Installments. A final distribution of up to $52 per unit is anticipated to be made following the expiration of the Partnership's representations and warranties to Omega and any additional period required to finally resolve any claims for indemnification against the Partnership brought prior to the termination of such period (an anticipated aggregate distribution to all of the Limited Partners of $966,459).

The closing of the Sale Agreement is subject to a number of conditions, as outlined in the Sale

Agreement, including the approval of the Sale Agreement by the Limited Partners and the closing of facility acquisition agreements between Omega and three other affiliated partnerships. The approval of one of the partnerships has already been obtained and the consents of the other partnerships, including the Limited Partners, are being solicited.

Long Term Care Industry

The long term care industry is composed of many facilities offering services to subacute, skilled, assisted living, and personal care residents. The Partnership's nursing homes are considered to be in the skilled segment of the industry, although several of its homes offer subacute services.

Historically, nursing homes have derived their revenues from Medicare, Medicaid and private pay patients. In the past few years, the industry has seen an increase in private insurance patients and to a greater extent, contractual services from Health Maintenance Organizations (HMO's) and Preferred Provider Organizations (PPO's).

The industry has always faced a challenge in staffing facilities, particularly with regard to Registered Nurses, Licensed Practical Nurses and Certified Nurse Aides. Depending upon the geographic area, the Partnership competes with hotels, motels and restaurants for other employees, including dietary and housekeeping staff. The Partnership owns nursing facilities in the States of Illinois, Texas, and Alabama. Each state reimburses nursing facilities on a prospective basis, although Alabama is the only state which bases reimbursement on the nursing facilities' actual cost. Texas and Illinois use average cost derived from all filed cost reports. Texas reimburses nursing facilities on a patient specific need called Texas Index of Level of Effort (TILE). Illinois pays nursing facilities based upon different cost parameters, including paying additional incentives based on facility services provided. Approximately fifty percent of the Partnership's operating costs consist of employee salaries and benefits. In 1995 a federal law was passed which increased the minimum wage level to $4.75 per hour in 1996 and to $5.15 per hour in 1997. Management of the Partnership has already responded to these increases, and to a corresponding "ripple effect" for wages of employees paid above the new minimum wage, by increasing wages accordingly. To date, the State of Alabama has increased its reimbursement rates to reimburse actual expenses due to the 1996 minimum wage increase to $4.75. The States of Illinois and Texas have recently increased their reimbursement rates, but these increases were not related to, and do not reimburse providers for, the 1996 minimum wage increase. None of these states are committed to reimbursing nursing home expenses due to the 1997 increases in the minimum wage to $5.15 per hour, and there is considerable doubt as to whether such increases will be forthcoming.


The federal government has been discussing changes in Medicare and Medicaid as it looks for ways to downsize government. The Medicaid program could be impacted through block grants or level funding programs which would cap federal funding. If federal funding were capped, and state wished to retain the current level of services, significant additional funding would be required, particularly if the Omnibus Budget Reconciliation Act regulations were not repealed. The Medicare program is being examined by the federal government for possible changes, including the implementation of cost limits on ancillary services (such as therapy programs, equipment and diagnostic services), capital cost reductions, a freeze of the routine cost limits and perhaps a prospective payment system. The potential impact of such changes, either alone or in combination, cannot be determined at this time.

Information regarding industry segments is not applicable to the Partnership's business.

Seasonality

The Partnership's revenue and operating income fluctuate from quarter to quarter and tend to be higher in the first and second quarter of each fiscal year. This seasonality is due primarily to the state Medicaid programs in which the Partnership operates, rate increases and census cycles.

SERVICES PROVIDED

Routine Services

All of the nursing facilities operated by the Partnership are licensed as skilled care facilities by the appropriate state regulatory agencies. Routine services include the provision of skilled care services and assistance with activities of daily living, depending upon the needs of each resident. Subacute care may also be provided as specified by each resident's physician. Skilled nursing care is rendered 24 hours per day by registered or licensed nurses and certified nurses aides.

Ancillary Services

The Partnership provides a variety of rehabilitative services at its facilities for residents. These services include physical, speech, occupational, and respiratory therapies. The Partnership continues to expand these services as warranted by the needs of the residents and the requirements of third-party payor programs.

                              ITEM 2. PROPERTIES


As of December 31, 1996, the following property was wholly owned by the
Partnership:

                                                                                            Average Daily Census
                               Date of           No. of                                     --------------------
     Property                Acquisition          Beds       Description        1996     1995     1994     1993     1992
     --------                -----------          ----       -----------        ----     ----     ----     ----     ----
Edwardsville (East), IL.        3/1/88            120        Nursing home       110      110      112      113      115

In addition, the Partnership has invested in joint ventures consisting of three nursing homes with Medical Income Properties 2A Limited Partnership:


                              Date of                                 Owner-               Average Daily Census
                              Acqui-      No. of                       ship                --------------------
     Property                 sition       Beds         Description      %         1996     1995     1994     1993     1992
     --------                 ------       ----         -----------    -----       ----     ----     ----     ----     ----
Renaissance Place-Katy, TX.   5/1/88       130          Nursing home   50%         117      121       112      118     116
Renaissance Place-Humble, TX. 5/1/88       120          Nursing home   50%         115      116       115      113     113
Medical Park-Decatur, AL.     7/1/88       183          Nursing home   45.45%      174      170       175      178     179

A description of the Partnership's purchase of the properties is disclosed in Notes 1(f), 2, 3, 4, 5 and 12 of the Notes to Financial Statements.


                           ITEM 3. LEGAL PROCEEDINGS


At December 31, 1996, there were no material pending legal actions against the Partnership. As discussed in Note 9 to the Partnership's Audited Financial Statements, the Partnership does have certain contingent liabilities.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Not applicable.

                                    PART II

                ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP
                   UNITS AND RELATED SECURITY HOLDER MATTERS

There is no established public trading market for the Partnership Units. There were 1,009 limited partners as of February 27, 1997. Distributions paid per limited partner unit for each quarter for the last five years of the Partnership are incorporated by reference from Item
6 below.

                        ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the period January 1, 1992 to December 31, 1996 is presented on a consolidation basis below:

(000's omitted except for per share data and distribution)

                                     1996         1995      1994    1993      1992
                                     ----         ----      ----    ----      ----
Summary of Operations:
   Total Revenue                   $  3,448      3,433      3,059    2,989    2,834
   Operating Income (Loss)         $   (222)      (216)        36      264      419
   Net Income                      $    582        331        459      615      542

Per Share Data:
   Net Income per
   Limited Partner Unit            $  49.62      28.23      39.14    52.44    46.24


Financial Condition:
   Total Assets                    $ 11,087     11,206     10,954   10,597   10,510
   Notes Payable                   $    704        763        816      879      929
   Partner's Capital               $  8,949      8,836      8,974    8,954    8,691

Distributions per Limited
Partner Unit:
   First Quarter                   $  10.00       10.00      7.50     7.50     5.00
   Second Quarter                  $  10.00       10.00     10.00     7.50     6.25
   Third Quarter                   $  10.00       10.00     10.00     7.50     6.25
   Fourth Quarter                  $  10.00       10.00     10.00     7.50     7.50



Quarterly Financial data for the period January 1, 1994 to December 31, 1996 (000's omitted):


                                    1996
                     ---------------------------------------
                      1st Qtr.  2nd Qtr.  3rd Qtr.  4th Qtr.
                     --------   -------   -------   --------
Total Revenue        $ 909      $ 880      $ 824      $ 835
Income (Loss)
 from Operations        (6)        (6)       (29)      (181)
Net Income             177        151        216         38


                                    1995
                     ---------------------------------------
                      1st Qtr.  2nd Qtr.  3rd Qtr.  4th Qtr.
                     --------   -------   -------   --------
Total Revenue        $ 883      $ 828      $ 821      $ 901
Income (Loss)
 from Operations       (12)       (82)       (82)       (40)
Net Income             138         38         31        124

                                    1994
                     ---------------------------------------
                      1st Qtr.  2nd Qtr.  3rd Qtr.  4th Qtr.
                     --------   -------   -------   --------
Total Revenue        $ 717      $ 745      $ 753      $ 844
Income (Loss)
 from Operations       (23)        27         43        (11)
Net Income (Loss)     171        180        200        (92)


                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Reserves

Cash and equivalents increased during the year to $269,249, an increase of $227,886 over 1995. This improvement was due primarily to improvement in the payments being received from the State of Illinois for its Medicaid program. Medicare receivables, however, increased during the year due to increased intermediary reviews of specific ancillary charges.

Distributions from joint ventures increased during the year to $876,302 while total distributions during 1995 were $330,905. The Partnership spent $12,408 on improvements and equipment at its Edwardsville facility during 1996 and expects similar amounts to be spent in 1997.

In 1996, the Partnership paid distributions to its limited partners totaling $40.00 per unit. This distribution equaled a 4% return on the initial investment of $1,000 per unit. Although the Partnership expects to continue to make distributions to its limited partners based on the cash flow generated from operations after considering cash required for debt obligations, necessary improvements to the property and working capital reserves, no assurance can be given that distributions will be made in the future.

Results of Operations

Fiscal Year 1996 Compared to 1995

Net income for 1996 was $581,970, as compared to $331,053 for 1994. The increase in earnings was due to an increase in the Partnership's share of joint venture income, which is derived from the results of operations of the Texas nursing facilities (the "Texas Joint Venture") and the Medical Park nursing facility in Alabama (the "Alabama Joint Venture") (together, the Alabama and Texas Joint Ventures are hereinafter referred to as the "Joint Ventures"). The operations of the wholly owned Edwardsville Care Center East facility improved during 1996 over 1995 due to better expense control on slightly higher revenue, even though ancillary volume was down in 1996 from 1995.

Professional care of patients totaled $1,888,947 in 1996 versus $1,981,961 in 1995 due to lower salary and wages paid as well as lower ancillary contract service fees. The ancillary volume was impacted during the year due to fewer Medicare A patients being served in the facility. General and Administrative costs were $136,455 higher in 1996 than 1995 due to higher management fees, property management fees paid to Qualicorp, Inc., higher salaries and wages, auditing, legal expense and cost reimbursement. Employee health and welfare expense declined between years due to lower incentive compensation, employee physical examination expense and tax rates.

Other income (expense) improved from 1995 to 1996 due to significantly improved operating income of the Joint Venture partners and lower interest expense incurred on debt obligations. The Joint Venture operating income is derived from three nursing home properties. The Texas Joint Venture Humble facility's net income increased from $137,279 to $461,265 due to increased room and board rates and ancillary services. Revenue increased $751,219 between years while expenses increased only $427,233, $313,672 of which was due to ancillary contract expense. The Texas Joint Venture Katy property profit increased to $653,851, $30,727 over 1995 levels. Net Income for the Medical Park nursing home improved to $816,707 in 1996 from $714,840 in 1995.

Fiscal Year 1995 Compared to 1994

Net income for 1995 was $331,053, compared to $459,086 for 1994. The decrease in earnings was due to an operating loss of $215,675 at its wholly owned Illinois nursing facility. The facility had an operating income in the prior year of $36,082. During the year, net revenue from resident service increased $375,000. This increase was due in part to a higher level of care provided to residents through an expanded therapy program. In addition, the nursing home received a Medicaid rate increase in August 1995 of $4.11 per patient day.

Professional care of residents increased $600,711 over the 1994 level due to higher labor costs of $162,000 and therapy services expenses of $484,000. Household and Plant expenses were $30,066 over 1994 due to higher maintenance, utilities and supply costs. General and Administrative costs decreased between years $19,087 due to lower insurance costs, partially offset by higher salary costs and fees.

Other income (expense) was affected by the need to borrow operating funds. Net interest expense increased $97,000 over the previous year. The Partnership's share of joint venture income rose between years by $231,000 due to improved earnings at the Renaissance Place-Katy Nursing Home and Medical Park nursing home. The operating results at both facilities improved over the prior year due to increased Medicare utilization and expanded therapy programs. The Renaissance Place-Humble facility operating net income was $122,259 lower than 1994 due to higher salary costs, therapy costs, and maintenance expenses.

Fiscal Year 1994 Compared to 1993

Net income for the year was $459,086, compared to $614,975 for 1993. The decrease in earnings was due to a decrease in the Illinois Medicaid rate of $5.52 per patient per day in September 1993 for Edwardsville Care Center East along with higher labor and increased therapy services cost. In addition, general and administrative costs increased $81,814. This increase was due to increased workers compensation insurance charges which rose by almost $100,000 over the previous year.

Other income (expense) was $423,004. This represented an increase of $71,586 over the previous year, even though the Partnership's share of joint venture income declined by $78,041 between years. This decline in joint venture earnings was due in part to increased cost in patient care for salaries and wages and higher ancillary service costs in the Texas facilities. Interest income increased due to higher interest rates. Provider fees decreased due to changes made in the Illinois program.



              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The financial statements and supplementary date required by Regulation S-X are included in this Form 10-K commencing on page F-1.


      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE


There were no changes of auditors for the Partnership during fiscal years 1996 and 1995.


                                   PART III


          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The Partnership has no directors or executive officers. QualiCorp Management, Inc. (QMI), a Delaware corporation, is the Managing General Partner of the Partnership. The directors and executive officers of QMI as of December 31, 1996 are listed below. Directors serve for one year or until the next annual meeting of stockholders of QMI or until their successors are elected and qualified. QMI is a wholly-owned subsidiary of QualiCorp, Inc., a Louisiana corporation. The directors and executive officers of QualiCorp, Inc. are also listed below. The relationship of the Managing General Partner to its Affiliates is described under the caption "Conflicts of Interest" on pages 38 through 42 of the Prospectus, which pages are specifically incorporated by reference herein.

The directors and executive officers of QMI and QualiCorp, Inc. are as follows:

Name                     Age       Positions and Recent Principal Occupations
----                     ---       ------------------------------------------
John M. DeBlois          60        Chairman of the Board since 1981. Chairman of the Board of
                                   Qualicare, Inc., a hospital management company, from the mid
                                   1970's to 1983.

John H. Stoddard         54        President and Chief Financial Officer since July 1, 1988. Senior
                                   Vice President of Safecare Health Services, Inc., a health care management company, from September 1, 1985 to March 1988.
                                   From May 1983 to August 1985, Treasurer, Continental Health
                                   Services, a health care management company. Prior to May 1983, was Vice President - Finance with Qualicare, Inc.

Wanda J. Honea           39        Vice President - Investor Services from May 1990.  Office
                                   relocation consultant from October 1989 through April 1990.  From
                                   October 1988 to October 1990, Office Administrator for Hunton &
                                   Williams, a law firm.  Prior to 1988, administrative assistant at Hansell
                                   & Post.

Mr. DeBlois and Mr. Stoddard are Directors of QMI and Qualicorp, Inc. There are no family relationships among any of the above officers and/or directors.


                        ITEM 11. EXECUTIVE COMPENSATION


The Partnership has no officers or directors. No director or officer of the Managing General Partner received any remuneration from the Partnership for the three years ended December 31, 1996. The Partnership paid to Qualicorp, Inc. the parent of QMI the Managing General Partner $84,896 as reimbursement for administrative expenses (primarily salaries) incurred during the year. Qualicorp, Inc. also charged the Partnership $132,974 for property management fees in 1996.

               ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT


No person or group is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

No executive officers or directors of QMI owned any units in the Partnership at December 31, 1996. Qualicorp, Inc., parent of QMI, the Partnership's Managing General Partner, held 44 Units in the Partnership at December 31, 1996.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


For the five years ended December 31, 1996, Qualicorp, Inc., the parent of QMI, charged the Partnership for administrative services $84,896, $80,278, $86,348, $80,619, and $67,252, respectively. Qualicorp, Inc. also charged the Partnership $132,974 for property management fees in 1996.

Under the Partnership Agreement, the General Partners are entitled to participate in distributions of the Partnership's Cash Flow as described under the caption "Management Compensation" at pages 32 through 36 of the Prospectus. Cash distributions of $32,838, $32,839, $30,786, $24,627, and $20,524, were made to the General Partners during 1996, 1995, 1994, 1993, and 1992, respectively. The General Partners also share in the Partnership's net profits and net losses.


                                    PART IV


               ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1. Financial statements and supplementary information appears in a separate section of this Form 10-K commencing on pages referenced below:

     MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                                                                                 Page
                                                                                 ----
     Independent Auditor's Report                                                F-1

     Financial Statements
          Balance Sheets                                                         F-2
          Statements of Operations                                               F-3
          Statements of Partners' Capital                                        F-4
          Statements of Cash Flows                                               F-5
          Notes to Financial Statements                                          F-7

     Information Accompanying the Basic Financial Statements
         Independent Auditor's Report on Additional Information                 F-19
         Schedule VIII - Valuation and Qualifying Accounts and Reserves
             for Allowances for Doubtful Accounts                               F-20

          Schedule X - Consolidated Supplementary Income
               Statement Information                                            F-21
          Schedule XI - Real Estate and Accumulated Depreciation                F-22

All schedules other than those indicated have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.



THE TEXAS JOINT VENTURE

                                                                                Page
Independent Auditor's Report                                                    F-23

Financial Statements
          Balance Sheets                                                        F-24
          Statements of Operations                                              F-25
          Statements of Partners' Capital                                       F-26
          Statements of Cash Flows                                              F-27
          Notes to Financial Statements                                         F-29

Information Accompanying the Basic Financial Statements
          Independent Auditor's Report on Additional Information                F-38
          Schedule VIII - Valuation and Qualifying Accounts and Reserves
          for Allowances for Doubtful Accounts                                  F-39
          Schedule X - Consolidated Supplementary Income Statement
               Information                                                      F-40
          Schedule XI - Real Estate and Accumulated Depreciation                F-41

All schedules other than those indicated have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

THE ALABAMA JOINT VENTURE

                                                                                Page
Independent Auditor's Report                                                    F-42

Financial Statements
          Balance Sheets                                                        F-43
          Statements of Operations                                              F-44
          Statements of Partners' Capital                                       F-45
          Statements of Cash Flows                                              F-46
          Notes to Financial Statements                                         F-48

Information Accompanying the Basic Financial Statements
          Independent Auditor's Report on Additional Information                F-57
          Schedule VIII - Valuation and Qualifying Accounts and Reserves
               for Allowances for Doubtful Accounts                             F-58
          Schedule X - Consolidated Supplementary Income Statement
               Information                                                      F-59
          Schedule XI - Real Estate and Accumulated Depreciation                F-60


All schedules other than those indicated have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

2.   Exhibits

     Exhibits listed below which have been filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as if filed herewith.

  2. Purchase and Sale Agreement (the "Sale Agreement") dated February 3, 1997 (filed as an exhibit to the company's Form 8-K filed February 18, 1997, and as an appendix to the Partnership's Consent Solicitation Statement dated March 12, 1997).

3-A. The Prospectus of the Partnership dated October 22, 1986, as amended October 23, 1986, October 29, 1986 and supplemented on February 26, 1987 and filed pursuant to Rule 424(b) is hereby incorporated herein by reference.

3-B. Amended and restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus, incorporated herein by reference.

3-C. Consent Solicitation Statement dated March 12, 1997 and filed pursuant to Rule 14A is incorporated herein by reference.


(b) No report on Form 8-K was filed during the fourth quarter of the fiscal year ended December 31, 1996. A report on Form 8-K was filed on February 18, 1997 pertaining to Disposition of Partnership Assets.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL INCOME  PROPERTIES 2B
         LIMITED PARTNERSHIP

         QUALICORP MANAGEMENT, INC.
         Managing General Partner


By:      /s/ John H. Stoddard                     Date:  March 21, 1997
         -----------------------------------
         John H. Stoddard
         President, Director, Chief Financial
         Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Name                           Position                      Date
         ----                           --------                      ----
/s/ John M. DeBlois                Chairman of the Board        March 21, 1997
-----------------------------
John M. DeBlois

/s/ John H. Stoddard               President, Director,         March 21, 1997
-----------------------------      Chief Financial Officer
John H. Stoddard                   and Principal Accounting
                                   Officer



                                EXHIBIT INDEX

Exhibit Number                  Description
--------------                  -----------
     27                         Financial Data Schedule (for SEC use only)

                        [SELF & MAPLES, P.A. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Medical Income Properties 2B Limited Partnership

We have audited the balance sheets of Medical Income Properties 2B Limited Partnership as of December 31, 1996 and 1995 and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Income Properties 2B Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ Self & Maples, P.A.

Oneonta, Alabama
January 24, 1997, except for Note 12, as to which the date is February 3, 1997

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                  1996              1995
                                                                  ----              ----
         ASSETS
Current assets
  Cash and cash equivalents                                $    269,249     $     41,363
                                                           ------------     ------------
  Patient accounts receivable, net of allowance
     for doubtful accounts of $102,349
     in 1996 and $54,188 in 1995                                616,404          780,238
  Estimated third-party payor settlements                       203,628          316,962
  Prepaid expense and other assets                               54,122           42,144
                                                           ------------     ------------
        Total current assets                                  1,143,403        1,180,707

  Investment in joint ventures                                7,087,148        7,034,698
  Property and equipment, net of
     accumulated depreciation                                 2,855,196        2,988,787
  Deferred financing costs, net of
     accumulated amortization of
     $1,743 in 1996 and $1,525 in 1995                            1,744            1,962
                                                           ------------     ------------

          Total assets                                     $ 11,087,491     $ 11,206,154
                                                           ============     ============
       LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Current maturities of long-term debt                     $     63,388     $     57,447
  Accounts payable                                              334,901          235,152
  Accrued payroll and payroll taxes                              73,433           47,516
  Accrued vacation                                               32,722           31,082
  Accrued insurance                                              10,657           28,384
  Accrued real estate taxes                                      75,096           76,143
  Accrued management fees                                        13,906           13,371
  Patient deposits and trust liabilities                         48,244           37,010
  Other accrued expenses                                          4,949              387
  Due to affiliates                                             840,835        1,137,913
                                                           ------------     ------------
       Total current liabilities                              1,498,131        1,664,405

Long-term debt, net of current maturities                       640,309          705,550
                                                           ------------     ------------

       Total liabilities                                      2,138,440        2,369,955
                                                           ------------     ------------

Partners' capital (deficit)
  Limited partners                                            8,993,158        8,888,206
  General partners                                              (44,107)         (52,007)
                                                           ------------     ------------

       Total partners' capital                                8,949,051        8,836,199
                                                           ------------     ------------

       Total liabilities and partners' capital             $ 11,087,491     $ 11,206,154
                                                           ============     ============


                See accompanying notes to financial statements.

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                     1996             1995            1994
                                                                ------------     ------------     ------------
Revenues
   Net patient service revenue                                  $  3,443,725     $  3,428,541     $  3,053,550
   Other revenue                                                       4,345            4,147            5,791
                                                                ------------     ------------     ------------

      Total revenue                                                3,448,070        3,432,688        3,059,341
                                                                ------------     ------------     ------------

Operating expenses
   Professional care of patients                                   1,888,947        1,981,961        1,381,250
   Dietary                                                           276,675          265,966          263,409
   Household and plant                                               323,317          342,433          312,367
   General and administrative                                        853,203          716,748          735,835
   Employee health and welfare                                       182,010          190,721          180,033
   Depreciation and amortization                                     146,217          150,534          150,365
                                                                ------------     ------------     ------------

      Total operating expenses                                     3,670,369        3,648,363        3,023,259
                                                                ------------     ------------     ------------

      Operating income (loss)                                       (222,299)        (215,675)          36,082
                                                                ------------     ------------     ------------

Other income (expenses)
   Interest income                                                      --               --             55,313
   Interest expense                                                  (58,603)         (92,668)         (51,027)
   Provider fees                                                     (65,880)         (65,700)         (55,397)
   Partnership share of joint
      venture income                                                 928,752          705,096          474,115
                                                                ------------     ------------     ------------

      Total other income
        (expenses)                                                   804,269          546,728          423,004
                                                                ------------     ------------     ------------

      Net income                                                $    581,970     $    331,053     $    459,086
                                                                ============     ============     ============


Net income attributable
   to limited partners (93%)                                    $    541,232     $    307,879     $    426,950
Net income attributable
   to general partners (7%)                                           40,738           23,174           32,136
                                                                ------------     ------------     ------------

                                                                $    581,970     $    331,053     $    459,086
                                                                ============     ============     ============

Net income per limited
   partnership unit outstanding                                 $      49.62     $      28.23     $      39.14
                                                                ============     ============     ============



                See accompanying notes to financial statements.

               MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                             FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                             Limited     Partners        General
                                             Units        Amount         Partners       Total
                                            -------     -----------     --------     -----------
Partners' capital
  (deficit) at
  December 31, 1993                         $10,907     $ 8,998,669     $(43,692)    $ 8,954,977

   Distributions to
   partners ($37.50 per
   limited partnership
   unit outstanding)                           --          (409,011)     (30,786)       (439,797)

   Net income                                  --           426,950       32,136         459,086
                                            -------     -----------     --------     -----------


Partners' capital
  (deficit) at
  December 31, 1994                          10,907       9,016,608      (42,342)      8,974,266

   Distributions to
   partners ($40.00 per
   limited partnership
   unit outstanding)                           --          (436,281)     (32,839)       (469,120)

   Net income                                  --           307,879       23,174         331,053
                                            -------     -----------     --------     -----------


Partners' capital
  (deficit) at
  December 31, 1995                          10,907       8,888,206      (52,007)      8,836,199

   Distributions to
   partners ($40.00 per
   limited parnership
   unit outstanding)                           --          (436,280)     (32,838)       (469,118)

   Net income                                  --           541,232       40,738         581,970
                                            -------     -----------     --------     -----------


Partners' capital
  (deficit) at
December 31, 1996                           $10,907     $ 8,993,158     $(44,107)    $ 8,949,051
                                            =======     ===========     ========     ===========



                See accompanying notes to financial statements.

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                     1996             1995            1994
                                                                     ----             ----            ----
Cash flows from operating activities:

  Cash received from patient care                               $  3,708,915     $  3,186,524     $  2,762,115
  Interest and dividends received                                       --               --             55,313
  Other operating receipts                                             4,345            4,147            5,791
  Cash paid to suppliers and
    employees                                                     (3,399,289)      (3,516,545)      (2,670,505)
  Interest paid                                                      (58,603)         (92,668)         (51,027)
  Provider fees                                                      (65,880)         (65,700)         (55,397)
                                                                ------------     ------------     ------------
  Net cash provided (used) by operations                             189,488         (484,242)          46,290
                                                                ------------     ------------     ------------

Cash flows from investing activities:

  Capital expenditures                                               (12,408)         (52,424)         (64,813)
  Distributions from joint
    ventures                                                         876,302          330,905          276,354
                                                                ------------     ------------     ------------
  Net cash provided (used) by
    investing activities                                             863,894          278,481          211,541
                                                                ------------     ------------     ------------

Cash flows from financing activities:

  Principal payments on long-term
    obligations                                                      (59,300)         (53,492)         (63,206)
  Distributions to partners                                         (469,118)        (469,120)        (439,797)
  Net related party transactions                                    (297,078)         644,286          110,592
                                                                ------------     ------------     ------------
  Net cash provided (used) by financing
    activities                                                      (825,496)         121,674         (392,411)
                                                                ------------     ------------     ------------
Net increase (decrease) in cash and
  cash equivalents                                                   227,886          (84,087)        (134,580)

Cash and cash equivalents, beginning
  of year                                                             41,363          125,450          260,030
                                                                ------------     ------------     ------------
Cash and cash equivalents, end of year                          $    269,249     $     41,363     $    125,450
                                                                ============     ============     ============


                See accompanying notes to financial statements.

               MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                             FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                     1996             1995            1994
                                                                ------------     ------------     ------------

Reconciliation of net income to net cash provided by operating activities:

Net income                                                      $    581,970     $    331,053     $    459,086
                                                                ------------     ------------     ------------
Adjustments to reconcile net income
to net cash provided by operating
activities:

  Depreciation and amortization                                      146,217          150,534          150,365
  Partnership share of joint
      venture income                                                (928,752)        (705,096)        (474,115)
  Provision for losses on accounts
      receivable                                                      15,177            7,625           16,445
  (Increase) decrease in:
      Patient accounts receivable, net                               148,657          130,735         (321,421)
      Estimated third-party payor
        settlements                                                  113,334         (258,259)         (58,703)
      Prepaid expenses and other assets                              (11,978)          23,537           (1,779)
  Increase (decrease) in:
      Accounts payable                                                99,749           26,905          116,354
      Accrued expenses                                                13,880          (74,560)          90,004
      Estimated third-party payor
        settlements                                                     --           (122,118)          72,244
      Other liabilities                                               11,234            5,402           (2,190)
                                                                ------------     ------------     ------------
  Total adjustments                                                 (392,482)        (815,295)        (412,796)
                                                                ------------     ------------     ------------
Net cash provided (used) by
  operating activities                                          $    189,488     $   (484,242)    $     46,290
                                                                ============     ============     ============


                See accompanying notes to financial statements.

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (a)  Organization

               Medical Income Properties 2B Limited Partnership (the Partnership) is a Delaware limited partnership formed on April 29, 1987 that is engaged in the business of acquiring, operating and holding for investment purposes, income-producing, health care related properties, primarily nursing homes. The Partnership is one of a series of three partnerships as represented by the Partnership Prospectus (Prospectus) dated October 22, 1986, providing for the sale of 10,000 units at $1,000 per unit (with an option to increase to 20,000 units per partnership). The Partnership's first closing on the sale of units was on July 16, 1987. The offering closed on January 31, 1988. For the period April 29, 1987 (inception) to April 28, 1988, the Partnership was in the development stage. On March 1, 1988, the Partnership began acquiring property.

               The general partners are QualiCorp Management, Inc. (a wholly-owned subsidiary of QualiCorp, Inc.) and QualiCorp Capital, Inc.

          (b)  Allocation of Net Profits and Net Losses

               Net profits and net losses shall be determined and allocated as of December 31 of each year, as follows:

               - Net profits (losses) (exclusive of net profits (losses) attributable to the sale or disposition of Partnership properties) are allocated 93% to the limited partners and 7% to the general partners.

               - Net profits attributable to the sale or disposition of a Partnership property shall be allocated as follows:

                    - First, to limited partners with negative balances in their capital accounts in proportion to such negative balances, to the extent of the total of such negative balances;

                    - Second, 1% to the general partners and 99% to the limited partners until the capital account of each limited partner is equal to his capital investment; and

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


                    - Third, the balance, if any, 85% to the limited partners and 15% to the general partners.

               - Net losses attributable to the sale or disposition of a Partnership property shall be allocated in a manner similar to above, except that limited and general partner accounts would be reduced pro rata to the amount of their respective capital investments, then, pro rata to zero, and for any remaining loss, 93% to the limited partners and 7% to the general partners.

          (c)  Cash Distributions

               Cash distributions shall be made quarterly within 45 days after the end of the quarter. Cash flow shall be distributed 93% to the limited partners and 7% to the general partners. Sale or financing proceeds shall be distributed first to creditors and then to the limited partners to the extent of their original capital contribution and then the remainder shall be distributed 85% to the limited partners and 15% to the general partners.

          (d)  Per Unit Information

               Limited partnership information per unit is based on the number of units outstanding of 10,907 in 1996, 1995, and 1994.

          (e)  Patient Service Revenue

               Patient service revenue is recorded at the nursing homes' established rates with contractual adjustments ($1,888,312 in 1996, $1,832,743 in 1995, and $1,014,629 in 1994), provision for uncollectible accounts, (bad debt expense of $ 15,177 in 1996, $7,625 in 1995, and $16,445 in 1994) and other discounts deducted to arrive at net patient service revenue.

               Net patient revenue includes amounts estimated by management to be reimbursable by Medicare, Medicaid and other third-party programs under the provisions of cost and prospective payment reimbursement formulas in effect. Amounts received under these programs are generally less than the established billing rates of the nursing homes and the difference is reported as a contractual adjustment and deducted from gross revenue.

               The nursing homes recognize currently estimated final settlements due from or to third party programs. Final determination of amounts earned is subject to audit by the intermediaries. Differences between estimated provisions and final settlement will be reflected as charges or credits to operating revenues in the year the cost reports are finalized.

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


          (f)  Property and Equipment

               Property and equipment is stated at cost. Depreciation of the buildings is provided over their estimated useful lives of thirty years on the straight-line method. Equipment and other personal property are depreciated over five to seven years on the straight-line method.

          (g)  Income Taxes

               Taxable income is allocated to the individual partners and, therefore, no income taxes have been provided for in these financial statements.

          (h)  Cash Equivalents Policy

               For the purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

          (i)  Uninsured Cash Balances

               The Partnership maintains cash balances in several banks. Cash accounts at banks are insured by the FDIC for up to $100,000. The amount in excess of insured limits was approximately $1,360,579 (inclusive of unconsolidated joint ventures) at December 31, 1996. A portion of commingled funds discussed in Note 6., may be at risk, but the amount in excess of FDIC limits related to the Partnership is not determinable.

          (j)  Uses of Estimates

               Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

Note 2.   ACQUISITIONS

          On March 1, 1988, the Partnership acquired Edwardsville - East Nursing Home, located in Illinois, for $3,750,000 plus capitalized acquisition costs and fees of $276,595. The Partnership assumed $1,133,690 of debt with the purchase.

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


          The acquisition has been accounted for under the purchase method of accounting. Consequently, only operations subsequent to the acquisition date have been included in the accompanying financial statements.

Note 3.   INVESTMENTS IN JOINT VENTURES

          The Partnership has invested in two joint ventures with Medical Income Properties 2A Limited Partnership (MIP2A). These joint ventures are accounted for under the equity method.

          The Texas Joint Venture

          On May 1, 1988, the Partnership purchased 50% of Renaissance Place - Katy Nursing Home located in Texas for $2,736,250 plus capitalized acquisition costs and fees of $254,645. The seller took back a note for $300,000 ($150,000 was the Partnership's share) due May 1, 1993 that has subsequently been paid.

          On May 1, 1988, the Partnership purchased 50% of Renaissance Place - Humble Nursing Home located in Texas for $2,243,750 plus capitalized acquisition costs and fees of $114,406.

          The Alabama Joint Venture

          On July 1, 1988, the Partnership purchased 45.45% of Medical Park Nursing Home located in Alabama for $2,317,950 plus capitalized acquisition costs and fees of $172,379.

          The condensed balance sheet information for the investments in joint ventures as of December 31, 1996 and 1995 and operating statement information for each of the years in the three-year period ending December 31, 1996 is as follows:

          Katy                                1996             1995
          ----                                ----             ----

          Current assets                   $ 2,501,874      $ 1,684,094
          Long-term assets                   4,771,630        5,048,138
                                           -----------      -----------

             Total assets                  $ 7,273,504      $ 6,732,232
                                           ===========      ===========

          Current liabilities                  860,008          684,328
          Long-term liabilities                    -              -
          Equity                             6,413,496        6,047,904
                                           -----------      -----------

             Total liabilities
               and equity                  $ 7,273,504      $ 6,732,232
                                           ===========      ===========

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


           Katy (con't.)
           Partnership's investment
             at December 31,
             1996 and 1995               $ 3,206,748      $ 3,023,952
                                         ===========      ===========

                                            1996             1995             1994
                                            ----             ----             ----

           Revenues                      $ 5,039,616      $ 4,985,129     $ 3,700,538
           Expenses                        4,385,765        4,362,005       3,505,169
                                         -----------      -----------     -----------

              Net income                 $   653,851      $   623,124     $   195,369
                                         ===========      ===========     ===========

           Humble                           1996             1995
           ------                           ----             ----

           Current assets                $ 1,498,372      $ 1,140,926
           Long-term assets                3,377,314        3,651,762
                                         -----------      -----------

              Total assets               $ 4,875,686      $ 4,792,688
                                         ===========      ===========

           Current liabilities               677,478          703,933
           Long-term liabilities             631,250          691,850
           Equity                          3,566,958        3,396,905
                                         -----------      -----------

              Total liabilities
                and equity               $ 4,875,686      $ 4,792,688
                                         ===========      ===========

           Partnership's investment
             at December 31,
             1996 and 1995               $ 1,783,479      $ 1,698,453
                                         ===========      ===========

                                            1996             1995             1994
                                            ----             ----             ----

           Revenues                      $ 4,415,307      $ 3,664,088     $ 3,373,417
           Expenses                        3,954,042        3,526,809       3,113,890
                                         -----------      -----------     -----------

              Net income                 $   461,265      $   137,279     $   259,527
                                         ===========      ===========     ===========

           Medical Park                     1996             1995
           ------------                     ----             ----

           Current assets                $ 1,699,553      $ 2,370,621
           Long-term assets                5,369,994        5,308,640
                                         -----------      -----------

              Total assets               $ 7,069,547      $ 7,679,261
                                         ===========      ===========

           Current liabilities               743,586          713,232
           Long-term liabilities           1,704,860        1,868,527
           Equity                          4,621,101        5,097,502
                                         -----------      -----------

              Total liabilities
                and equity               $ 7,069,547      $ 7,679,261
                                         ===========      ===========

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



           Medical Park (con't.)
           Partnership's investment
             at December 31,
             1996 and 1995               $ 2,100,682      $ 2,317,207
                                         ===========      ===========

                                            1996             1995             1994
                                            ----             ----             ----

           Revenues                      $ 6,396,385      $ 5,907,763     $ 5,137,870
           Expenses                        5,579,678        5,192,923       4,595,148
                                         -----------      -----------     -----------

              Net income                 $   816,707      $   714,840     $   542,722
                                         ===========      ===========     ===========

           See Note 9 for contingency.

Note 4.     PROPERTY AND EQUIPMENT

            Property and equipment consisted of the following at December 31:

                                             1996               1995
                                             ----               ----

            Land                             $    90,000       $    90,000
            Buildings and improvements         3,812,869         3,817,099
            Furniture and equipment              302,317           285,680
                                              ----------         ---------

              Total                            4,205,186         4,192,779
            Accumulated depreciation
                and amortization              (1,349,990)       (1,203,992)
                                             -----------        ----------

                Net property and equipment   $ 2,855,196       $ 2,988,787
                                             ===========       ===========

Note 5.     LONG-TERM DEBT

            Long-term debt consisted of the following at December 31:

                                                                                   1996             1995
                                                                                   ----             ----

            Industrial Revenue Bonds payable at a variable rate of interest
            (7.755% at December 31, 1996 and 8.225% at December 31, 1995)
            with monthly principal and interest payments of $9,645 through
            April 1, 2005. The interest rate is adjusted every May 1 and
            November 1, secured by
            real estate.                                                         $  703,697       $  762,997

            Less amounts due in one year
               or less                                                               63,388           57,447
                                                                                 ----------        ---------

                                                                                 $  640,309       $  705,550
                                                                                 ==========       ==========

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


          The aggregate annual maturities of long-term debt for the succeeding five fiscal years are as follows:

                             1997                     $   63,388
                             1998                         68,482
                             1999                         73,986
                             2000                         79,932
                             2001                         86,356
                       Thereafter                        331,553
                                                      ----------
                                                      $  703,697
                                                      ==========

Note 6.   RELATED PARTY TRANSACTIONS

          QualiCorp, Inc. charged the Partnership $84,896 in 1996, $80,278 in 1995, and $86,348 in 1994 for administrative expenses (primarily salaries). QualiCorp, Inc. also charged the Partnership $132,974 for property management fees in 1996.

          Details of the amounts due to affiliates at December 31 are as follows:

                                                      1996            1995
                                                      ----            ----

           Due to QualiCorp, Inc.                   $  156,787    $    48,917
           Due to The Texas Joint Venture -
              Katy                                     184,075        184,075
              Humble                                    26,556         26,556
           Due to The Alabama Joint Venture -
              Medical Park                             473,417        382,517
           Due to affiliates of the general
             partner                                     -            495,848
                                                   -----------    -----------
           Due to affiliates                       $   840,835    $ 1,137,913
                                                   ===========    ===========

          During the year ended December 31, 1995, the General Partners established a pooled investment account in which the General Partners and the partnerships in which they act as general partners could participate. This account was used by those entities to invest overnight cash balances, and borrow funds when an entity needed temporary access to funds. Each entity received its share of interest earned monthly, and was charged interest on any funds borrowed.

          The Articles of Limited Partnership of the partnerships involved state that no General Partner shall have the authority to cause those partnerships to make loans other than in connection with the purchase, sale or disposition of partnership property. The Articles of Limited Partnership of those partnerships also state that the

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


          partnerships' funds may not be commingled with any other entities' funds except as necessary for the operation of those partnerships.

          At December 31, 1995, the Partnership had borrowed $495,848 from the other entities, and had paid interest of $13,116 from this arrangement.

          See Footnote 12 for sale of affiliated assets.

Note 7.   INCOME TAXES

          No provision for income taxes is made in the financial statements since taxable income is reported in the income tax returns of the partners.

          Differences between the net income as reported in the financial statements and Federal taxable income arise from the nature and timing of certain revenue and expenses items. The following is a reconciliation of reported net income and Federal taxable income.

                                               1996        1995         1994
                                               ----        ----         ----

          Net income as reported             $ 581,970   $ 331,053   $ 459,086
          Adjustments:
           Depreciation differences             17,720      41,967      59,055
           Bad debt reserve                     33,238      46,191      37,093
           Vacation accrual                     14,263      15,019      12,775
           Insurance deductible                   -        (51,636)      -
           Nondeductible travel
            and entertainment                   14,080      16,165       7,134
                                             ---------   ---------   ---------

             Federal taxable income          $ 661,271   $ 398,759   $ 575,143
                                             =========   =========   =========

          Federal taxable income
           per limited partnership
           unit outstanding                  $   56.38   $   34.00   $   49.04
                                             =========   =========   =========

Note 8.   CONTRACTUAL AGREEMENTS

          In 1988, the Partnership entered into a management agreement whereby the Manager is required to perform certain services. The agreement had an initial five-year term with one additional five-year option that was exercised in 1993. Fees were based on 6% of gross collected operating revenues through June 30, 1992. Thereafter they were based on 5% of gross collected operating revenues, but not less than $140,000 in a calendar year and are increased by an inflation factor after 1992. The Manager has a right of first refusal to match a bona fide offer made by an outside party to purchase or lease the nursing home. The management agreement, as amended, contained a termination clause.

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


          The management agreement was amended on January 1, 1995. The amendment calls for a fixed monthly management fee of $13,371 with a cost of living factor equal to the greater of 4% per annum or the increase in the Consumer Price Index or such other measure mutually agreeable to the parties. The agreement expires December 31, 1998. The termination on sale clause was amended to base the fee on a sum equal to the discounted present value of the monthly management fee as of the date of termination of the agreement times the number of months remaining in the management agreement discounted to the date of termination at an annual interest rate of ten percent (10%). In addition, the parties agreed to terminate the Manager's right of first refusal.

          Commencing January 1, 1996, the Management Agreement was extended for a period of up to a maximum of eighteen months by one month for every month after January 1, 1996 in which the parties are engaged in the process of attempting to sell the Facilities. In the event of a sale of the Facilities, the termination on sale fee described above would be discounted to the date of termination at an annual rate of ten percent (10%) and then further discounted by a factor of thirty-three and one-third percent (33 1/3%).

          Management fees charged to the partnership were $166,875 in 1996, $160,456 in 1995, and $154,285 in 1994.

Note 9.   CONTINGENCY

          On May 1, 1990, the Texas Joint Venture, of which the Partnership owns 50%, began self insuring its workmen's compensation claims for two nursing home facilities located in Texas. Accrued liabilities have been estimated to cover all asserted and unasserted claims and assessments and funds have been escrowed to cover such claims.

          The Partnership maintains insurance or reserves which it believes are adequate to meet the needs of the Partnership. While the Partnership has been named as a defendant in several lawsuits, nothing has come to the attention of the Partnership which leads it to believe that it is exposed to a risk of material loss not covered by insurance or reserves.

          The real estate owned by The Texas Joint Venture and The Alabama Joint Venture is mortgaged as security on debt incurred by the Partnership's joint venture partner Medical Income Properties 2A Limited partnership (MIP2A). This debt is also secured by all other real estate owned by MIP2A. The total outstanding debt secured by all these properties is $3,805,555.

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


Note 10.  CONCENTRATIONS IN REVENUE SOURCES

          The Partnership provides patient care services under various third party agreements. The principal sources of revenue under these contracts are derived primarily through the Medicaid and Medicare programs, as well as contracts with private pay patients who do not qualify for assistance from the other programs. The percentage of the Joint Venture's income from each of these sources for the years ended December 31, 1996, 1995, and 1994 is as follows:

                                          1996         1995          1994
                                          ----         ----          ----

          Private pay patients            12.05%       11.34%       11.71%
          Medicaid                        48.03%       47.47%       62.82%
          Medicare                        39.92%       41.19%       25.47%
                                         -------      -------      -------

             Total                       100.00%      100.00%      100.00%
                                         =======      =======      =======

          The percentage attributable to private pay patients includes only amounts due for services where the primary payer is a private source. The Medicaid and Medicare percentages include amounts due from those programs as well as the patient's financial responsibility incurred under these contracts.

Note 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          Financial Accounting Statement No. 107, Disclosures about Fair Value of Financial Instruments ("FAS 107") requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate the value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather represents a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

               Long-term Debt: For variable rate notes, fair values are based on carrying values.

               The other financial instruments of the Company are short-term assets and liabilities whose carrying amounts reported in the

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


               balance sheet approximate fair value. These items include cash, accounts receivable and accounts payable.


Note 12.  SUBSEQUENT EVENT

          On February 3, 1997, Medical Income Properties 2B Limited Partnership entered into a purchase agreement with Omega HealthCare Investors, Inc. to sell all of the real and personal property of the nursing home facilities.

          The purchase price is allocated among the facilities as follows:

          Edwardsville - East Nursing Home
              (120 beds)                            $ 2,383,000
          Medical Park Convalescent Center
              (183 beds) - 45.45% ownership           4,522,275
          Renaissance Place - Katy (130 beds) -
              50% ownership                           2,984,500
          Renaissance Place - Humble (120 beds) -
              50% ownership                           2,487,500
                                                    -----------

          Proceeds from sale                        $12,377,275
                                                    ===========

          Proceeds from the sale will be reduced by expenses incurred as a result of the sale, cash offsets for liabilities assumed by the buyer and existing indebtedness. These payments should approximate $3,965,000.

          The closing could take place as early as March 31, 1997 and can be extended by the Partnership until April 30, 1997. If conditions precedent to either party's obligation to close are not satisfied or waived, the closing can be extended to a date no later than July 31, 1997. Approximately $395,450 of these proceeds will be set aside in a joint signature account for the purpose of securing all of the seller's obligations under the purchase agreement. These funds will be available to the Partnership in the event that these obligations do not exceed the funds held in escrow.

          In addition, a separate amount of proceeds of approximately $500,000 will also be held in reserve by the Partnership pending final settlement of third-party cost reports and other contingencies.

          This agreement can be terminated by mutual consent of the parties and other conditions precedent.

          In conjunction with the above sale, Omega HealthCare Investors, Inc. has agreed to a similar purchase of assets from RWB Medical Properties Limited Partnership IV, of which an officer of QualiCorp, Inc. owns either directly or indirectly a 21.53% interest. This

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


          sale relates to a 131 bed nursing home in Patterson, Louisiana and the purchase price for the assets is $5,350,000.

                        [SELF & MAPLES, P.A. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT
                            ON ADDITIONAL INFORMATION



To the Partners
Medical Income Properties 2B Limited Partnership

Our report on our audit of the basic financial statements of Medical Income Properties 2B Limited Partnership for 1996 appears on page 1. That audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts and Reserves, Schedule of Consolidated Supplementary Income Statement Information, and Schedule of Real Estate and Accumulated Depreciation are presented for purposes of additional analysis and are not required parts of the basic financial statements. Such information has been subjected to the auditing procedures applied to the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Self & Maples, P.A.

Oneonta, Alabama
January 24, 1997, except for Note 12, as to which the date is February 3, 1997

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP
                                 SCHEDULE VIII
                     VALUATION AND QUALIFYING ACCOUNTS AND
                 RESERVES FOR ALLOWANCES FOR DOUBTFUL ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                              1996      1995       1994
                                           --------   -------   --------
Balance at beginning of year               $ 54,188   $35,327   $ 25,015


Charged to patient service
  revenues                                   32,984    11,236     (6,133)

Write-offs                                   15,177     7,625     16,445
                                           --------   -------   --------

Balance at end of year                     $102,349   $54,188   $ 35,327
                                           ========   =======   ========

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP
                                   SCHEDULE X
             CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                             1996        1995        1994
                                           --------   ----------   --------
Professional care of patients
    Nursing salaries and wages             $986,150   $1,016,764   $854,741
    Ancillary service expense               678,357      713,913    230,229
    Supplies                                 89,576      108,192    113,202
    Temporary labor                             939        8,423     40,476

General and administrative
    Salaries and wages                       93,837       87,897     77,150
    Accounting and auditing                  46,552       42,807     42,463
    Insurance                               150,623      161,912    198,425
    Property tax                             73,649       76,239     76,446
    Management fees                         166,875      160,456    154,285
    Property management fees                132,974         --         --
    Cost reimbursement                       84,896       80,278     86,348

Dietary
   Food cost                                134,948      128,930    133,949

Household and plant
   Repairs and maintenance                   10,212       23,852     12,053
   Utilities                                126,040      120,078    115,921

Depreciation                               $145,999   $  150,316   $150,147
                                           ========   ==========   ========


                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP
                                   SCHEDULE XI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1996



                                              INITIAL COST                   COSTS CAPITALIZED
                                             TO PARTNERSHIP(A)                 SUBSEQUENT TO
                                                                                ACQUISITION
                                                         BUILDING AND                       CARRYING
   DESCRIPTION           ENCUMBRANCES       LAND         IMPROVEMENTS     IMPROVEMENTS        COST
   -----------           ------------       -------------------------     --------------------------


EDWARDSVILLE - EAST        $703,697        $90,000        $3,660,000        $178,591        $276,595
                           ========        =========================        ========================
                                                                                                                       LIFE ON WHICH
                               GROSS AMOUNT AT WHICH CARRIED                                                           DEPRECIATION
                                 AS OF DECEMBER 31, 1996(B)                                                             IN LATEST
                                                                                                                       STATEMENT OF
                                         BUILDING AND                        ACCUMULATED     DATE OF          DATE      OPERATION IS
                            LAND         IMPROVEMENTS         TOTAL          DEPRECIATION  CONSTRUCTION      ACQUIRED     COMPUTED
                            ---------------------------------------          ------------  ----------------------------------------


EDWARDSVILLE - EAST        $90,000        $4,115,186        $4,205,186        $1,349,990        1987        05/01/88   5 TO 30 YEARS
                           ===========================================        ==========


(A) The initial cost to the Partnership represents the original purchase price of the properties.
(B) The aggregate cost of real estate owned at December 31, 1996 for Federal Income tax purposes was approximately $4,140,355.
(C) Reconciliation of real estate owned at December 31, 1996, 1995, and 1994:





                                                                          1996         1995         1994
                                                                       ----------   ----------   ----------

                                  Balance at beginning of period       $4,192,779   $4,140,355   $4,075,542
                                  Additions                                12,407       52,424       64,813
                                  Reductions                                    0            0            0
                                                                       ----------   ----------   ----------
                                  Balance at end of period             $4,205,186   $4,192,779   $4,140,355
                                                                       ==========   ==========   ==========



(D) Reconciliation of accumulated depreciation:


                                  Balance at beginning of period       $1,203,992   $1,053,675   $  903,528
                                  Depreciation expense                    145,998      150,317      150,147
                                  Reductions                                    0            0            0
                                                                       ----------   ----------   ----------
                                  Balance at end of period             $1,349,990   $1,203,992   $1,053,675
                                                                       ==========   ==========   ==========


                        [SELF & MAPLES, P.A. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
The Texas Joint Venture

We have audited the balance sheets of The Texas Joint Venture as of December 31, 1996 and 1995 and the related statements of operations, partners' capital and cash flows for each of the three years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Texas
Joint Venture as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.




/s/ Self & Maples, P.A.

Oneonta, Alabama
January 24, 1997, except for Note 12, as to which the date is February 3, 1997

                            THE TEXAS JOINT VENTURE

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995



               ASSETS                                          1996             1995
                                                               ----             ----
Current assets
  Cash and cash equivalents                                $    770,794     $    447,196
  Marketable securities                                       2,190,840        1,409,670
  Patient accounts receivable, net of allowance
     for doubtful accounts of $106,750
     in 1996 and $132,796 in 1995                               849,065          717,552
  Interest receivable                                            16,304            4,826
  Estimated third-party payor settlements                       137,964          202,244
  Prepaid expenses and other assets                              35,279           43,532
                                                           ------------     ------------
     Total current assets                                     4,000,246        2,825,020

Property and equipment, net of
   accumulated depreciation                                   7,718,372        8,110,133
Due from affiliates                                             423,087          576,998
Deferred financing costs, net of
   accumulated amortization of
   $18,935 in 1996 and $13,651 in 1995                            7,485           12,769
                                                           ------------     ------------

     Total assets                                          $ 12,149,190     $ 11,524,920
                                                           ============     ============

    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Current maturities of long-term debt                     $     60,600     $     60,600
  Accounts payable                                              697,963          588,225
  Accrued payroll and payroll taxes                             164,591          139,197
  Accrued vacation                                              105,438           93,309
  Accrued insurance                                             200,788          200,952
  Accrued management fees                                        32,634           31,379
  Estimated third-party payor settlements                       149,694
  Patient deposits and trust liabilities                         97,367          117,005
  Other accrued expenses                                         28,411          157,594
                                                           ------------     ------------
     Total current liabilities                                1,537,486        1,388,261

Long-term debt, net of current maturities                       631,250          691,850
                                                           ------------     ------------

     Total liabilities                                        2,168,736        2,080,111
                                                           ------------     ------------

Partners' capital                                             9,980,454        9,444,809
                                                           ------------     ------------

     Total liabilities and partners' capital               $ 12,149,190     $ 11,524,920
                                                           ============     ============



                See accompanying notes to financial statements.

                                                                     1996             1995           1994
                                                                 -----------      -----------     -----------

Revenues
   Net patient service revenue                                  $  9,325,900     $  8,647,019     $  7,072,940
   Other revenue                                                       2,102            2,198            1,015
                                                                ------------     ------------     ------------

     Total revenue                                                 9,328,002        8,649,217        7,073,955
                                                                ------------     ------------     ------------

Operating expenses
   Professional care of
     patients                                                      4,966,189        4,812,691        3,604,449
   Dietary                                                           628,473          616,733          586,512
   Household and plant                                               637,129          618,775          571,882
   General and administrative                                      1,248,000        1,063,756        1,051,234
   Employee health and welfare                                       350,952          355,508          324,545
   Depreciation and
     amortization                                                    440,475          450,189          449,049
                                                                ------------     ------------     ------------

     Total operating expenses                                      8,271,218        7,917,652        6,587,671
                                                                ------------     ------------     ------------

     Operating income                                              1,056,784          731,565          486,284
                                                                ------------     ------------     ------------

Other income (expenses)
   Interest income                                                   126,921          107,160           39,215
   Interest expense                                                  (68,589)         (78,322)         (70,603)
                                                                ------------     ------------     ------------

     Total other income (expense)                                     58,332           28,838          (31,388)
                                                                ------------     ------------     ------------

      Net income                                                $  1,115,116     $    760,403     $    454,896
                                                                ============     ============     ============



                See accompanying notes to financial statements.

                             THE TEXAS JOINT VENTURE

                              FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                             MEDICAL INCOME PROPERTIES
                                                LIMITED PARTNERSHIPS
                                                --------------------
                                                 2A              2B             TOTAL
                                            -----------      -----------     -----------
Partners' capital at
  December 31, 1993                         $ 4,591,062      $ 4,591,062     $ 9,182,124

  Distributions to
    partners                                   (189,999)        (189,999)       (379,998)

  Net income                                    227,448          227,448         454,896

  Unrealized loss on
    marketable securities
    available for sale                          (14,007)         (14,008)        (28,015)
                                            -----------      -----------     -----------

Partners' capital at
  December 31, 1994                           4,614,504        4,614,503       9,229,007

  Distributions to
    partners                                   (290,000)        (290,000)       (580,000)

  Net income                                    380,202          380,201         760,403

  Unrealized gain on
    marketable securities
    available for sale                           17,699           17,700          35,399
                                            -----------      -----------     -----------

Partners' capital at
  December 31, 1995                           4,722,405        4,722,404       9,444,809

  Distributions to
    partners                                   (290,000)        (290,000)       (580,000)

  Net income                                    557,558          557,558       1,115,116

  Unrealized gain on
    marketable securities
    available for sale                              264              265             529
                                            -----------      -----------     -----------
Partners' capital at
  December 31, 1996                         $ 4,990,227      $ 4,990,227     $ 9,980,454
                                            ===========      ===========     ===========



                See accompanying notes to financial statements.

                            THE TEXAS JOINT VENTURE

                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                1996             1995             1994
                                            -----------      -----------     -----------
Cash flows from operating activities:

  Cash received from patient care           $ 9,416,614      $ 8,404,007     $ 7,066,092
  Interest received                              77,586           91,364            --
  Other operating receipts                        2,102            2,198           1,015
  Cash paid to suppliers and
    employees                                (7,831,212)      (7,362,426)     (5,972,586)
  Interest paid                                 (68,589)         (78,322)        (70,603)
                                            -----------      -----------     -----------

  Net cash provided (used) by operations      1,596,501        1,056,821       1,023,918
                                            -----------      -----------     -----------


Cash flows from investing activities:

  Capital expenditures                          (43,430)        (301,045)       (352,677)
  Purchases of marketable securities         (1,642,784)        (503,438)     (1,381,702)
  Maturities of marketable securities           900,000          500,000            --
                                            -----------      -----------     -----------

  Net cash provided (used) by investing
    activities                                 (786,214)        (304,483)     (1,734,379)
                                            -----------      -----------     -----------

Cash flows from financing activities:

  Payments on long-term debt and
    lease obligations                           (60,600)         (65,177)        (71,908)
  Distributions to partners                    (580,000)        (580,000)       (379,998)
  Net related party transactions                153,911         (410,680)         55,651
                                            -----------      -----------     -----------
  Net cash provided (used) by financing
    activities                                 (486,689)      (1,055,857)       (396,255)
                                            -----------      -----------     -----------

Net increase (decrease) in cash
  and cash equivalents                          323,598         (303,519)     (1,106,716)

Cash and cash equivalents, beginning
  of year                                       447,196          750,715       1,857,431
                                            -----------      -----------     -----------

Cash and cash equivalents, end of year      $   770,794      $   447,196     $   750,715
                                            ===========      ===========     ===========




                See accompanying notes to financial statements.

                            THE TEXAS JOINT VENTURE

                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                      1996            1995            1994
                                                                      ----            ----            ----
RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income                                                      $  1,115,116     $    760,403     $    454,896
                                                                ------------     ------------     ------------

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                                      440,475          450,189          449,049
  Provision for losses on accounts
    receivable                                                        41,582          108,332           67,766
  (Increase) decrease in:
      Patient accounts receivable, net                              (173,095)        (185,722)         (78,414)
      Interest receivable, securities
        premium amortization and
        securities discount accretion                                (49,335)          (4,283)         (39,215)
      Estimated third-party payor
        settlements                                                   64,280         (177,135)           3,800
      Prepaid expenses and other assets                                8,253            4,746           (2,972)
  Increase (decrease) in:
      Accounts payable                                               109,738           37,306          187,004
      Accrued expenses                                               (90,569)          66,161          (47,627)
      Estimated third-party payor
        settlements                                                  149,694             --               --
      Other liabilities                                              (19,638)          (3,176)          29,631
                                                                ------------     ------------     ------------
  Total adjustments                                                  481,385          296,418          569,022
                                                                ------------     ------------     ------------

Net cash provided (used) by operations                          $  1,596,501     $  1,056,821     $  1,023,918
                                                                ============     ============     ============


Supplemental schedule of noncash investing and financing activities:

Unrealized gain (loss) on marketable
  securities available for sale                                 $       (529)    $    (35,399)    $     28,015
                                                                ============     ============     ============



                See accompanying notes to financial statements.

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS


Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (a)  Organization

               The Texas Joint Venture was formed on April 29, 1988, and is engaged in the business of acquiring, operating and holding for investment purposes, income-producing, health care related properties, primarily nursing homes. The joint venture partners are Medical Income Properties 2A Limited Partnership and Medical Income Properties 2B Limited Partnership. Each partner owns 50% of the Joint Venture. Both partners are part of a series of three Delaware limited partnerships as represented by a Partnership Prospectus dated October 22, 1986. The Texas Joint Venture currently owns and operates two nursing homes in Texas.

          (b)  Allocation of Net Profits and Net Losses

               Net profits and net losses are shared equally by the partners.

          (c)  Cash Distributions

               Cash distributions are made quarterly within 45 days after the end of the quarter. Cash flow shall be distributed equally to the partners. Sale or financing proceeds will be distributed first to creditors and then to the partners equally.

          (d)  Patient Service Revenue

               Patient service revenue is recorded at the nursing homes' established rates with contractual adjustments ($3,502,579 in 1996, $4,015,882 in 1995 and $2,929,956 in 1994), provision for uncollectible accounts, (bad debt expense of $41,632 in 1996, $108,332 in 1995 and $67,766 in 1994) and other discounts deducted to arrive at net patient service revenue.

               Net patient revenue includes amounts estimated by management to be reimbursable by Medicare, Medicaid and other third-party programs under the provisions of cost and prospective payment reimbursement formulas in effect. Amounts received under these programs are generally less than the established billing rates of the nursing homes and the difference is reported as a contractual adjustment and deducted from gross revenue.

               The nursing homes recognize currently estimated final settlements due from or to third-party programs. Final determination of amounts earned is subject to audit by the intermediaries. Differences between estimated provisions and

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS



               final settlement will be reflected as charges or credits to operating revenues in the year the cost reports are finalized.

          (e)  Property and Equipment

               Property and equipment are stated at cost. Depreciation of the buildings is provided over their estimated useful lives of thirty years on the straight-line method. Equipment and other personal property are depreciated over five to seven years on the straight-line method.

          (f)  Income Taxes

               Taxable income is allocated to the partners and, therefore, no income taxes have been provided for in these financial statements.

          (g)  Cash Equivalents Policy

               For the purposes of the statements of cash flows, the Joint Venture considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

          (h)  Uninsured Cash Balances

               The Joint Venture maintains cash balances in several banks. Cash accounts at banks are insured by the FDIC for up to $100,000. Amounts in excess of insured limits were approximately $531,586 at December 31, 1996 and $274,391 at December 31, 1995. The 1995
               amount includes the total of commingled funds discussed in Note 8., since the amount in excess of FDIC limits related to these funds is not determinable.

          (i)  Marketable Securities

               The classification of marketable securities is determined at the date of purchase. Gains or losses on the sale of securities are recognized on a specific identification basis. Marketable securities represent an investment of excess funds as a part of the Joint Venture's cash management policies. These securities are considered to be available for sale under Statement of Financial Accounting Standards No. 115 and are, thus, stated at fair value. Unrealized gains and losses are recognized as a component of partners' capital as is required by SFAS No. 115.

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS



          (j)  Uses of Estimates

               Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

Note 2.   ACQUISITIONS

          On May 1, 1988, the Joint Venture purchased Renaissance Place Katy Nursing Home located in Texas for $5,472,500 plus capitalized acquisition costs and fees of $509,290. The seller took back a note for $300,000 due May 1, 1992, that has subsequently been paid.

          On May 1, 1988, the Joint Venture purchased Renaissance Place - Humble Nursing Home located in Texas for $4,487,500 plus capitalized acquisition costs and fees of $228,812.

Note 3.   MARKETABLE SECURITIES

          Marketable securities consist of U.S. Treasury securities. The following schedule summarizes marketable securities activity for the years ended December 31, 1996 and 1995.

                                                      1996           1995
                                                      ----           ----

           Beginning balance, amortized cost       $1,402,286     $1,394,565
           Purchase of marketable securities        1,642,784        503,438
           Redemption of investments                 (900,000)      (500,000)
           Net amortization of premiums and
             accretion of discounts                    37,857          4,283
                                                   ----------     ----------
           Amortized cost                           2,182,927      1,402,286

           Gross unrealized gain (loss)                 7,913          7,384
                                                   ----------     ----------

           Fair value                              $2,190,840     $1,409,670
                                                   ==========     ==========


          The maturities of investment securities at December 31, 1996 were as follows:

          Due in one year or less                  $  500,713
          Due in two years or less                  1,682,214
                                                   ----------

                                                   $2,182,927
                                                   ==========

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS



Note 4.   PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following at December 31:

                                                1996              1995
                                                ----              ----

          Land                               $   950,000       $   950,000
          Buildings and improvements           9,550,624         9,525,253
          Furniture and equipment              1,136,348         1,118,289
                                             -----------       -----------

            Total                             11,636,972        11,593,542
          Accumulated depreciation            (3,918,600)       (3,483,409)
                                             -----------       -----------

            Net property and equipment       $ 7,718,372       $ 8,110,133
                                             ===========       ===========

Note 5.   LONG-TERM DEBT

          Long-term debt at December 31 was as follows:

                                                                                   1996       1995
                                                                                   ----       ----
          Mortgage note with a variable rate of interest
          (9.25% at December 31, 1996 and 9.5% at
          December 31, 1995) with monthly principal and
          interest payments of $5,050 through April 26, 1998,
          with a balloon payment due May 26, 1998.                               $ 691,850   $ 752,450

          Less amounts due in one year
             or less                                                                60,600      60,600
                                                                                 ---------   ---------
                                                                                 $ 631,250   $ 691,850
                                                                                 =========   =========

          The aggregate annual maturities of long-term debts are as follows:

                                                        1997                    $  60,600
                                                        1998                      631,250
                                                                                ---------
                                                                                $ 691,850
                                                                                =========

          The mortgage note is secured by all real estate owned by the Joint Venture, as well as the real estate owned by The Alabama Joint Venture. Both the Joint Venture and The Alabama Joint Venture are jointly owned by the Medical Income Properties 2A Limited Partnership (MIP2A) and the Medical Income Properties 2B Limited Partnership (MIP2B). The General Partner of MIP2A and MIP2B has guaranteed the debt, as well as pledged its stock and partnership interest. The management company (See Note 6) has also guaranteed the debt and entered into a negative pledge agreement whereby it will not pledge, transfer or encumber its stock while the loan is outstanding. All management fees are subordinate to the debt. The loan document contains restrictive covenants associated with ratio

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS



          and earnings requirements. Management is not aware of any conditions that exist that would cause them to be in noncompliance with these requirements.

Note 6.   CONTRACTUAL AGREEMENTS

          On May 1, 1988, the Joint Venture entered into a management agreement whereby the Manager is required to perform certain services. The agreement had an initial five-year term with one additional five-year option that was exercised in 1993. Fees were based on 6% of gross collected operating revenues through June 30, 1992. Thereafter they were based on 5% of gross collected operating revenues, but not less than $324,000 in a calendar year and were increased by an inflation factor after 1992. These fees are subordinated to the outstanding mortgage debt (See Note 5). The Manager has a right of first refusal to match a bona fide offer made by an outside party to purchase or lease the nursing home. The management agreement, as amended, contained a termination clause.

          The management agreement was amended on January 1, 1995. The amendment calls for a fixed monthly management fee of $31,379 with a cost of living factor equal to the greater of 4% per annum or the increase in the Consumer Price Index or such other measure mutually agreeable to the parties. The agreement expires December 31, 1998. The termination on sale clause was amended to base the fee on a sum equal to the discounted present value of the monthly management fee as of the date of termination of the agreement times the number of months remaining in the management agreement discounted to the date of termination at an annual interest rate of ten percent (10%). In addition, the parties agreed to terminate the Manager's right of first refusal.

          Commencing January 1, 1996, the Management Agreement was extended for a period of up to a maximum of eighteen months by one month for every month after January 1, 1996 in which the parties are engaged in the process of attempting to sell the Facilities. In the event of a sale of the Facilities, the termination on sale fee described above would be discounted to the date of termination at an annual rate of ten percent (10%) and then further discounted by a factor of thirty-three and one-third percent (33 1/3%).

          Management fees charged to the Joint Venture were $391,610 in 1996, $376,548 in 1995, and $362,065 in 1994.

Note 7.   INCOME TAXES

          No provision for income taxes is made in the financial statements since taxable income is reported in the tax returns of the partners.

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS



          Differences between the net income as reported in the financial statements and Federal taxable income arise from the nature and timing of certain revenue and expense items. The following is a reconciliation of reported net income and Federal taxable income.

                                                1996         1995        1994
                                                ----         ----        ----

           Net income as reported             $1,115,116     $760,403   $454,896
           Adjustments:
              Depreciation differences            37,528       56,349     74,970
              Bad debt reserve                   (26,045)      75,856     16,294
              Nondeductible travel and
               entertainment                       9,231        9,770      6,430
              Accrued insurance                     -         (80,000)      -
              Vacation accrual                    12,128       23,280     15,272
                                              ----------     --------   --------

               Federal taxable income         $1,147,958     $845,658   $567,862
                                              ==========     ========   ========

Note 8.   RELATED PARTY TRANSACTIONS

          Details of the amounts due from affiliates at December 31 are as follows:

                                                       1996          1995
                                                       ----          ----

          Due from MIP2A                             $212,456     $212,456
          Due from MIP2B                              210,631      210,631
          Due from affiliates of the general
            partner                                      -         153,911
                                                     --------     --------


             Due from affiliates                     $423,087     $576,998
                                                     ========     ========

          During the year ended December 31, 1995, the General Partners established a pooled investment account in which the General Partners and the partnerships in which they act as general partners could participate. This account was used by those entities to invest overnight cash balances, and borrow funds when an entity needed temporary access to funds. Each entity received its share of interest earned monthly, and was charged interest on any funds borrowed.

          The Articles of Limited Partnership of the joint venture partners state that no General Partner shall have the authority to cause the joint venture partners to make loans other than in connection with the purchase, sale or disposition of partnership property. The Articles of Limited Partnership also state the joint venture partners' funds may not be commingled with any other entities' funds except as necessary for the operation of the partnerships.

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS



          At December 31, 1995, the Joint Venture had loaned $153,911 to the other entities, and had earned interest of $24,238 from this arrangement.

          See Footnote 12 for sale of affiliated assets.

Note 9.   CONTINGENCY

          On May 1, 1990, the Joint Venture began self insuring its workmen's compensation claims for its two nursing home facilities. Accrued liabilities have been estimated to cover all asserted and unasserted claims and assessments and funds have been escrowed to cover such claims. The Joint Venture maintains insurance or reserves that it believes are adequate to meet the needs of the Joint Venture.

          While the Joint Venture Partners have been named as a defendant in several lawsuits, nothing has come to the attention of the Joint Venture that leads it to believe that it is exposed to a risk of material loss not covered by insurance or reserves.

          The real estate owned by The Texas Joint Venture is mortgaged as security on debt incurred by a joint venture partner Medical Income Properties 2A Limited partnership (MIP2A). This debt is also secured by all other real estate owned by MIP2A. The total outstanding debt secured by all these properties is $3,805,555.

Note 10.  CONCENTRATIONS IN REVENUE SOURCES

          The Joint Venture provides patient care services under various third party agreements. The principal sources of revenue under these contracts are derived primarily through the Medicaid and Medicare programs, as well as contracts with private pay patients who do not qualify for assistance from the other programs. The percentage of the Joint Venture's income from each of these sources for the years ended December 31, 1996, 1995, and 1994 is as follows:

                                         1996        1995      1994
                                         ----        ----      ----

          Private pay patients          15.07%      18.05%     19.42%
          Medicaid                      39.62%      38.99%     47.81%
          Medicare                      45.31%      42.96%     32.77%
                                       ------      ------     ------

             Total                     100.00%     100.00%    100.00%
                                       ======      ======     ======

          The percentage attributable to private pay patients includes only amounts due for services where the primary payer is a private source. The Medicaid and Medicare percentages include amounts due from those programs as well as the patient's financial responsibility incurred under these contracts.

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS



Note 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          Financial Accounting Statement No. 107, Disclosures about Fair Value of Financial Instruments ("FAS 107") requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate the value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather represents a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

               Investment securities available from sale: These securities are being carried at fair market value as determined by quoted market prices.

               Long-term Debt: For variable rate notes, fair values are based on carrying values.

               The other financial instruments of the Company are short-term assets and liabilities whose carrying amounts reported in the balance sheet approximate fair value. These items include cash, accounts receivable and accounts payable.

Note 12.  SUBSEQUENT EVENT

          On February 3, 1997, Medical Income Properties 2A Limited Partnership and Medical Income Properties 2B Limited Partnership, the general partners of The Texas Joint Venture, entered into a purchase agreement with Omega HealthCare Investors, Inc. to sell all of the real and personal property of the nursing home facilities.

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS



          The purchase price is allocated among the facilities as follows:

                    Renaissance Place - Katy (130 beds)         $ 5,969,000
                    Renaissance Place - Humble (120 beds)         4,975,000
                                                                -----------

                    Proceeds from sale                          $10,944,000
                                                                ===========

          Proceeds from the sale will be reduced by expenses incurred as a result of the sale, cash offsets for liabilities assumed by the buyer and existing indebtedness. These payments should approximate $2,505,000.

          The closing could take place as early as March 31, 1997 and can be extended by the Partnership until April 30, 1997. If conditions precedent to either party's obligation to close are not satisfied or waived, the closing can be extended to a date no later than July 31, 1997. Approximately $365,000 of these proceeds will be set aside in a joint signature account for the purpose of securing all of the seller's obligations under the purchase agreement. These funds will be available to the Partnership in the event that these obligations do not exceed the funds held in escrow.

          In addition, a separate amount of proceeds of approximately $400,000 will also be held in reserve by the Alabama Joint Venture pending final settlement of third-party cost reports and other contingencies.

          This agreement can be terminated by mutual consent of the parties and other conditions precedent.

          In conjunction with the above sale, Omega HealthCare Investors, Inc. has agreed to a similar purchase of assets from RWB Medical Properties Limited Partnership IV, of which an officer of QualiCorp, Inc. owns either directly or indirectly a 21.53% interest. This sale relates to a 131 bed nursing home in Patterson, Louisiana and the purchase price for the assets is $5,350,000.

                        [SELF & MAPLES, P.A. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT
                            ON ADDITIONAL INFORMATION


To the Partners
The Texas Joint Venture

Our report on our audits of the basic financial statements of The Texas Joint Venture for 1996 appears on page 1. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts and Reserves for Allowances for Doubtful Accounts, Schedule of Consolidated Supplementary Income Statement Information, and Schedule of Real Estate and Accumulated Depreciation are presented for purposes of additional analysis and are not required parts of the basic financial statements. Such information has been subjected to the auditing procedures applied to the audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/s/ Self & Maples, P.A.
Oneonta, Alabama
January 24, 1997, except for Note 12, as to which the date is
  February 3, 1997

                             THE TEXAS JOINT VENTURE
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                AND RESERVES FOR ALLOWANCES FOR DOUBTFUL ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                              1996              1995              1994
                                           ---------         ---------         --------
Balance at beginning of year               $ 132,796         $  56,941         $ 40,647

Charged to patient service
  revenues                                   (67,678)          (32,477)         (51,472)

Write-offs                                    41,632           108,332           67,766
                                           ---------         ---------         --------

Balance at end of year                     $ 106,750         $ 132,796         $ 56,941
                                           =========         =========         ========


                             THE TEXAS JOINT VENTURE
                                   SCHEDULE X
             CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                         1996              1995              1994
                                     ----------        ----------        ----------
Professional care of patients
  Nursing salaries and wages         $2,442,501        $2,469,846        $2,197,347
  Ancillary services expense          1,830,025         1,714,698           940,266
  Supplies                              138,992           151,705           107,170
  Temporary labor                         4,380            83,851            32,084

General and administrative
  Salaries and wages                    236,614           207,708           192,944
  Accounting and auditing                87,134            64,745            69,999
  Insurance                             132,282            13,436            48,076
  Property tax                          249,483           237,917           223,764
  Management fees                       391,610           376,548           362,065

Dietary
  Food                                  298,273           291,648           279,660

Household and plant
  Repairs and maintenance                73,771           103,388            73,199
  Utilities                             190,141           165,204           175,535

Depreciation                         $  435,191        $  444,905        $  443,765
                                     ==========        ==========        ==========


                             THE TEXAS JOINT VENTURE
                                   SCHEDULE XI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1996



                                                         INITIAL COST               COSTS CAPITALIZED
                                                       TO PARTNERSHIP(A)              SUBSEQUENT TO
                                                                                       ACQUISITION
                                                                BUILDING AND                      CARRYING
DESCRIPTION                   ENCUMBRANCES         LAND         IMPROVEMENTS     IMPROVEMENTS       COST
-----------                   ------------      ----------------------------     -------------------------
RENAISSANCE PLACE-KATY          $      0        $650,000        $4,822,500        $503,346        $509,290
RENAISSANCE PLACE-HUMBLE         691,850         300,000         4,187,500         435,524         228,812
                                --------        --------------------------        ------------------------
                                $691,850        $950,000        $9,010,000        $938,870        $738,102
                                ========        ==========================        ========================
                                                                                                                       LIFE ON WHICH
                                         GROSS AMOUNT AT WHICH CARRIED                                                 DEPRECIATION
                                          AS OF DECEMBER 31, 1996(B)                                                     IN LATEST
                                                                                                                        STATEMENT OF
                                                BUILDING AND                          ACCUMULATED   DATE OF      DATE   OPERATION IS
                                  LAND          IMPROVEMENTS           TOTAL         DEPRECIATION CONSTRUCTION  ACQUIRED  COMPUTED
                                  --------------------------------------------       ------------ ------------- --------  --------

RENAISSANCE PLACE-KATY          $650,000        $ 5,835,136        $ 6,485,136        $2,082,569      1984   05/01/88  5 TO 30 YEARS
RENAISSANCE PLACE-HUMBLE         300,000          4,851,836          5,151,836         1,836,031      1987   05/01/88  5 TO 30 YEARS

                                ----------------------------------------------        ----------
                                $950,000        $10,686,972        $11,636,972        $3,918,600
                                ==============================================        ==========


(A) The initial cost to the Partnership represents the original purchase price of the properties.
(B) The aggregate cost of real estate owned at December 31, 1996 for Federal Income tax purposes was approximately $11,636,972.
(C) Reconciliation of real estate owned at December 31, 1996, 1995, and 1994:





                                                                            1996          1995           1994
                                                                        -----------   -----------    -----------
                                  Balance at beginning of period        $11,593,542   $11,292,495    $10,939,816
                                  Additions                                  43,430       301,047        352,679
                                  Reductions                                      0             0              0
                                                                        -----------   -----------    -----------
                                  Balance at end of period              $11,636,972   $11,593,542    $11,292,495
                                                                        ===========   ===========    ===========



(D) Reconciliation of accumulated depreciation:


                                  Balance at beginning of period        $ 3,479,409    $3,038,503     $2,594,737
                                  Depreciation expense                      439,191       440,906        443,766
                                  Reductions                                      0             0              0
                                                                        -----------   -----------    -----------
                                  Balance at end of period              $ 3,918,600   $ 3,479,409    $ 3,038,503
                                                                        ===========   ===========    ===========


                        [SELF & MAPLES, P.A. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT


To the Partners
The Alabama Joint Venture

We have audited the balance sheets of The Alabama Joint Venture as of December 31, 1996 and 1995 and the related statements of operations, partners' capital and cash flows for each of the three years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Alabama Joint Venture as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.




/s/ Self & Maples, P.A.

Oneonta, Alabama
January 24, 1997, except for Note 12, as to which the date is February 3, 1997

                            THE ALABAMA JOINT VENTURE

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                        1996              1995
                                                    ----------        ----------
               ASSETS

Current assets
  Cash and cash equivalents                         $  491,979        $  297,621
  Marketable securities                                250,100           955,515
  Patient accounts receivable, net of
     allowance for doubtful accounts of
     $38,502 in 1996 and $42,684 in 1995               511,724           643,798
  Interest receivable                                    1,320             2,213
  Estimated third-party payor settlements              429,090           445,824
  Prepaid expenses and other assets                     15,340            25,650
                                                    ----------        ----------
     Total current assets                            1,699,553         2,370,621

Property and equipment, net of accumulated
   depreciation and amortization                     4,383,681         4,372,881
Due from affiliates                                    980,471           925,792
Deferred financing costs, net of
   accumulated amortization of $14,780
   in 1996 and $10,655 in 1995                           5,842             9,967
                                                    ----------        ----------

      Total assets                                  $7,069,547        $7,679,261
                                                    ==========        ==========

    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Current maturities of long-term debt                 163,667           163,667
  Accounts payable                                     254,902           317,881
  Accrued payroll and payroll taxes                     86,000            70,764
  Accrued vacation                                      86,243            71,814
  Accrued insurance                                      8,489            11,812
  Accrued management fees                               24,833            23,877
  Estimated third-party payor settlements               58,291              --
  Patient deposits and trust liabilities                39,668            31,787
  Other accrued expenses                                21,493            21,630
                                                    ----------        ----------
     Total current liabilities                         743,586           713,232

  Long-term debt, net of current maturities          1,704,860         1,868,527
                                                    ----------        ----------

     Total liabilities                               2,448,446         2,581,759
                                                    ----------        ----------

Partners' capital                                    4,621,101         5,097,502
                                                    ----------        ----------

     Total liabilities and partners' capital        $7,069,547        $7,679,261
                                                    ==========        ==========


                 See accompanying notes to financial statements.

                            THE ALABAMA JOINT VENTURE

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                    1996               1995                 1994
                                                -----------         -----------         -----------
Revenues
   Net patient service revenue                  $ 6,393,242         $ 5,903,666         $ 5,132,454
   Other revenue                                      3,143               4,097               5,416
                                                -----------         -----------         -----------

      Total revenue                               6,396,385           5,907,763           5,137,870
                                                -----------         -----------         -----------

Operating expenses
   Professional care of
     patients                                     3,025,669           2,698,179           2,073,096
   Dietary                                          517,954             479,390             454,212
   Household and plant                              483,065             476,219             461,555
   General and administrative                       753,975             727,852             764,525
   Employee health and welfare                      253,917             236,830             236,575
   Depreciation and
     amortization                                   232,160             252,043             262,019
                                                -----------         -----------         -----------

      Total operating expenses                    5,266,740           4,870,513           4,251,982
                                                -----------         -----------         -----------

      Operating income                            1,129,645           1,037,250             885,888
                                                -----------         -----------         -----------

Other income (expenses)
   Interest income                                   54,842              72,267              28,673
   Interest expense                                (184,787)           (211,684)           (188,846)
   Provider fees                                   (182,993)           (182,993)           (182,993)
                                                -----------         -----------         -----------

      Total other income
        (expenses)                                 (312,938)           (322,410)           (343,166)
                                                -----------         -----------         -----------

      Net income                                $   816,707         $   714,840         $   542,722
                                                ===========         ===========         ===========





                 See accompanying notes to financial statements.

                            THE ALABAMA JOINT VENTURE

                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                  MEDICAL INCOME PROPERTIES
                                                     LIMITED PARTNERSHIPS
                                                     2A                  2B                 TOTAL
                                                -----------         -----------         -----------
Partners' capital at
  December 31, 1993                             $ 2,245,570         $ 1,871,684         $ 4,117,254

  Distributions to
   partners                                        (103,645)            (86,355)           (190,000)

  Net income                                        296,055             246,667             542,722

  Unrealized loss on
    marketable securities
    available for sale                               (9,479)             (7,898)            (17,377)
                                                -----------         -----------         -----------

Partners' capital at
  December 31, 1994                               2,428,501           2,024,098           4,452,599

  Distributions to
   partners                                         (49,095)            (40,905)            (90,000)

  Net income                                        389,945             324,895             714,840

  Unrealized gain on
    marketable securities
    available for sale                               10,944               9,119              20,063
                                                -----------         -----------         -----------

Partners' capital at
  December 31, 1995                               2,780,295           2,317,207           5,097,502

  Distributions to
   partners                                        (703,695)           (586,305)         (1,290,000)

  Net Income                                        445,514             371,193             816,707

  Unrealized loss on
    marketable securities
    available for sale                               (1,695)             (1,413)             (3,108)
                                                -----------         -----------         -----------

Partners' capital at
  December 31, 1996                             $ 2,520,419         $ 2,100,682         $ 4,621,101
                                                ===========         ===========         ===========


                 See accompanying notes to financial statements.

                            THE ALABAMA JOINT VENTURE

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                    1996               1995                  1994
                                                -----------         -----------         -----------
Cash flows from operating activities:

  Cash received from patient care               $ 6,600,341         $ 5,201,651         $ 5,105,784
  Interest received                                  58,042              69,594              19,780
  Other operating receipts                            3,143               4,097               5,416
  Cash paid to suppliers and
    employees                                    (5,052,207)         (4,479,328)         (3,888,461)
  Interest paid                                    (184,787)           (211,684)           (188,846)
  Provider fees                                    (182,993)           (182,993)           (182,993)
                                                -----------         -----------         -----------

  Net cash provided (used) by operations          1,241,539             401,337             870,680
                                                -----------         -----------         -----------

Cash flows from investing activities:

  Capital expenditures                             (238,835)           (130,636)            (84,163)
  Purchases of marketable securities                   --              (252,099)           (988,791)
  Maturities of marketable securities               700,000             293,993                --
                                                -----------         -----------         -----------

  Net cash provided (used) by investing
    activities                                      461,165             (88,742)         (1,072,954)
                                                -----------         -----------         -----------


Cash flows from financing activities:

  Payments on long-term debt and
    lease obligations                              (163,667)           (165,037)           (169,444)
  Distributions to partners                      (1,290,000)            (90,000)           (190,000)
  Net related party transactions                    (54,679)           (160,872)           (220,513)
                                                -----------         -----------         -----------

  Net cash provided (used) by
    financing activities                         (1,508,346)           (415,909)           (579,957)
                                                -----------         -----------         -----------


Net increase (decrease) in cash and
  cash equivalents                                  194,358            (103,314)           (782,231)

Cash and cash equivalents, beginning
  of year                                           297,621             400,935           1,183,166
                                                -----------         -----------         -----------

Cash and cash equivalents, end of year          $   491,979         $   297,621         $   400,935
                                                ===========         ===========         ===========




                 See accompanying notes to financial statements.

                            THE ALABAMA JOINT VENTURE

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                    1996                1995                 1994
                                                -----------         -----------         -----------
RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES

  Net income                                    $   816,707         $   714,840         $   542,722
                                                -----------         -----------         -----------

  Adjustments to reconcile net income
  to net cash provided by operating
  activities:

    Depreciation and amortization                   232,160             252,043             262,019
    Provision for losses on accounts
      receivable                                     33,872              32,956              41,660
    (Increase) decrease in:
        Patient accounts receivable, net             98,202            (253,138)           (205,764)
        Interest receivable, securities
          premium amortization, and
          securities discount accretion               3,200                  54              (8,894)
        Estimated third-party payor
          settlements                                16,734            (413,954)            137,435
        Prepaid expenses and other assets            10,310              29,869             (25,571)
    Increase (decrease) in:
        Accounts payable                            (62,979)            158,732              71,936
        Accrued expenses                             27,161             (56,318)             10,303
        Estimated third-party payor
          settlements                                58,291             (70,606)             31,885
        Other liabilities                             7,881               6,859              12,949
                                                -----------         -----------         -----------
    Total adjustments                               424,832            (313,503)            327,958
                                                -----------         -----------         -----------

  Net cash provided (used) by operations        $ 1,241,539         $   401,337         $   870,680
                                                ===========         ===========         ===========



Supplemental schedule of noncash investing and financing activities:

  Unrealized (gain) loss on marketable
    securities available for sale               $     3,108         $   (20,063)        $    17,377
                                                ===========         ===========         ===========
  Securities valuation allowance                     (3,108)             20,063             (17,377)


                 See accompanying notes to financial statements.

                           THE ALABAMA JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS


Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (a)  Organization

               The Alabama Joint Venture was formed on July 1, 1988, and is engaged in the business of acquiring, operating and holding for investment purposes, income-producing, health care related properties, primarily nursing homes. The joint venture partners are Medical Income Properties 2A Limited Partnership (MIP2A) and Medical Income Properties 2B Limited Partnership (MIP2B). Medical Income Properties 2A Limited Partnership owns 54.55% of the Joint Venture while Medical Income Properties 2B Limited Partnership owns 45.45% of the Joint Venture. Both partners are part of a series of three Delaware limited partnerships as represented by a Partnership Prospectus dated October 22, 1986. The Alabama Joint Venture currently owns and operates one nursing home in Alabama.

          (b)  Allocation of Net Profits and Net Losses

               Net profits and net losses are shared according to the partners' ownership percentages; 54.55% to Medical Income Properties 2A and 45.45% to Medical Income Properties 2B.

          (c)  Cash Distributions

               Cash distributions are made quarterly within 45 days after the end of the quarter. Cash flow is distributed to the partners according to their ownership percentages. Sale or financing proceeds will be distributed first to creditors and then to the partners according to their ownership percentages.

          (d)  Patient Service Revenue

               Patient service revenue is recorded at the nursing home's established rates with contractual adjustments ($1,615,337 in 1996, $1,536,130 in 1995 and $774,913 in 1994), provision for uncollectible accounts, (bad debt expense of $33,872 in 1996, $32,956 in 1995 and $41,660 in 1994) and other discounts deducted to arrive at net patient service revenue.

               Net patient service revenue includes amounts estimated by management to be reimbursable by Medicare, Medicaid and other third-party programs under the provisions of cost and prospective payment reimbursement formulas in effect. Amounts received under these programs are generally less than the established billing rates of the nursing homes and the difference is reported as a contractual adjustment and deducted from gross revenue.

                           THE ALABAMA JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS


               The nursing home recognizes currently estimated final settlements due from or to third party programs. Final determination of amounts earned is subject to audit by the intermediaries. Differences between estimated provisions and final settlement are reflected as charges or credits to operating revenues in the year the cost reports are finalized.

          (e)  Property and Equipment

               Property and equipment are stated at cost. Depreciation of the buildings is provided over their estimated useful lives of thirty years on the straight-line method. Equipment and other personal property are depreciated over five to seven years on the straight-line method.

          (f)  Income Taxes

               Taxable income is allocated to the partners and, therefore, no income taxes have been provided for in these financial statements.

          (g)  Cash Equivalents Policy

               For the purposes of the statements of cash flows, the Joint Venture considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

          (h)  Uninsured Cash Balances

               The Joint Venture maintains cash balances in several banks. Cash accounts at banks are insured by the FDIC for up to $100,000. Amounts in excess of insured limits were approximately $359,216 at December 31, 1996 and $161,873 at December 31, 1995. The 1996
               and 1995 amounts do not include the total of commingled funds discussed in Note 8, since the amount in excess of FDIC limits related to these funds is not determinable.

          (i)  Marketable Securities

               The classification of marketable securities is determined at the date of purchase. Gains or losses on the sale of securities are recognized on a specific identification basis. Marketable securities represent an investment of excess funds as a part of the Joint Venture's cash management policies. These securities are considered to be available for sale under Statement of Financial Accounting Standards No. 115 and are, thus, stated at fair value. Unrealized gains and losses are

                           THE ALABAMA JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS



               recognized as a component of partners' capital as is required by SFAS No. 115.

          (i)  Uses of Estimates

               Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

Note 2.   ACQUISITIONS

          On July 1, 1988, the Joint Venture purchased Medical Park Nursing Home (183 beds) located in Alabama for $5,100,000 plus capitalized acquisition costs and fees of $379,272.

Note 3.   MARKETABLE SECURITIES

          Marketable securities consist of U.S. Treasury securities. The following schedule summarizes marketable securities activity for the years ended December 31, 1996 and 1995.

                                                    1996          1995
                                                    ----          ----

          Beginning balance, at amortized cost     $ 952,829    $ 996,509
          Purchase of marketable securities            -          252,095
          Redemption of investments                 (700,000)    (293,993)
          Net amortization of premiums and
            accretion of discounts                    (2,305)      (1,782)
                                                   ---------    ---------

          Amortized cost                             250,524      952,829

          Gross unrealized gain (loss)                  (424)      2,686
                                                   ---------    ---------

          Fair value                               $ 250,100    $ 955,515
                                                   =========    =========

          The maturities of investment securities at December 31, 1996 were as follows:

          Due in one year or less                  $ 250,524
                                                   =========

                           THE ALABAMA JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS



Note 4.   PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following at December 31:

                                                     1996            1995
                                                     ----            ----

          Land                                    $  400,000      $  400,000
          Buildings and improvements               5,473,692       5,256,767
          Furniture and equipment                    585,827         563,917
                                                  ----------      ----------

            Total                                  6,459,519       6,220,684
          Accumulated depreciation
            and amortization                      (2,075,838)     (1,847,803)
                                                  ----------      ----------

              Net property and equipment          $4,383,681      $4,372,881
                                                  ==========      ==========

Note 5.   LONG-TERM DEBT

          Long-term at debt December 31 was as follows:

          1996 1995 Mortgage notes with
          interest at prime plus 1% (9.25%
          at December 31, 1996 and 9.5%
          at December 31, 1995) payable
          in 60 payments of $13,639
          plus interest through April 26,
          1998, with a balloon payment
          due May 26, 1998                      $1,868,527       $2,032,194

          Less amounts due in one year
             or less                               163,667          163,667
                                                ----------       ----------
                                                $1,704,860       $1,868,527
                                                ==========       ==========

          The aggregate annual maturities of long-term debts are as follows:

                                1997                           $  163,667
                                1998                            1,704,860
                                                               ----------
                                                               $1,868,527
                                                               ==========

          The mortgage note is secured by all real estate owned by the Joint Venture, as well as the real estate owned by The Texas Joint Venture. Both the Joint Venture and The Texas Joint Venture are jointly owned by the Medical Income Properties 2A Limited Partnership (MIP2A) and the Medical Income Properties 2B Limited Partnership (MIP2B). The General Partner of MIP2A and MIP2B has guaranteed the debt, as well as pledged its stock and partnership interest. The management company (See Note 6) has also guaranteed the debt and entered into a negative pledge agreement whereby it will not pledge, transfer or encumber its stock while the loan is

                           THE ALABAMA JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS


          outstanding. All management fees are subordinate to the debt. The loan document contains restrictive covenants associated with ratio and earnings requirements. Management is not aware of any conditions that exist that would cause them to be in noncompliance with these requirements.

Note 6.   CONTRACTUAL AGREEMENTS

          On July 1, 1988, the Joint Venture entered into a management agreement whereby the Manager was required to perform certain services. The agreement had an initial five-year term with one additional five-year option. Fees were based on 6% of gross collected operating revenues through June 30, 1993. Thereafter they were based on 5% of gross collected operating revenues, but not less than $250,000 in a calendar year and were increased by an inflation factor after 1992. These fees are subordinated to the outstanding mortgage debt (See Note 5). The Manager has a right of first refusal to match a bona fide offer made by an outside party to purchase or lease the nursing home. The management agreement, as amended, contained a termination clause.

          The management agreement was amended on January 1, 1995. The amendment calls for a fixed monthly management fee of $23,877 with a cost of living factor equal to the greater of 4% per annum or the increase in the Consumer Price Index or such other measure mutually agreeable to the parties. The agreement expires December 31, 1998. The termination on sale clause was amended to base the fee on a sum equal to the discounted present value of the monthly management fee as of the date of termination of the agreement times the number of months remaining in the management agreement discounted to the date of termination at an annual interest rate of ten percent (10%). In addition, the parties agreed to terminate the Manager's right of first refusal.

          Commencing January 1, 1996, the Management Agreement was extended for a period of up to a maximum of eighteen months by one month for every month after January 1, 1996 in which the parties are engaged in the process of attempting to sell the Facility. In the event of a sale of the Facility, the termination on sale fee described above would be discounted to the date of termination at an annual rate of ten percent (10%) and then further discounted by a factor of thirty-three and one-third percent (33 1/3%).

          Management fees charged to the Joint Venture were $297,990 in 1996, $286,529 in 1995, and $275,509 in 1994.

                           THE ALABAMA JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS



Note 7.   INCOME TAXES

          No provision for income taxes is made in the financial statements since taxable income is reported in the income tax returns of the partners.

          Differences between the net income as reported in the financial statements and Federal taxable income arise from the nature and timing of certain revenue and expense items. The following is a reconciliation of reported net income and Federal taxable income.

                                            1996          1995         1994
                                            ----          ----         ----

          Net income as reported           $816,707     $714,840   $542,722
          Adjustments:
             Depreciation differences        (1,935)      27,157     49,037
             Bad debt reserve                (4,182)     (23,316)    41,000
             Nondeductible travel and
              entertainment                   3,407        2,534      1,753
             Accrued insurance                 -          (8,000)     -
             Vacation accrual                14,429        1,204      7,376
                                           --------     --------   --------

              Federal taxable income       $828,426     $714,419   $641,888
                                           ========     ========   ========

Note 8.   RELATED PARTY TRANSACTIONS

          Amounts due from affiliates at December 31 are stated as follows:

                                                       1996          1995
                                                       ----          ----

          Due from MIP2A                             $507,054    $447,954
          Due from MIP2B                              473,417     382,517
          Due from affiliates of the general
            partner                                      -         95,321
                                                     --------    --------

             Due from affiliates                     $980,471    $925,792
                                                     ========    ========


          During the year ended December 31, 1995, the General Partners established a pooled investment account in which the General Partners and the partnerships in which they act as general partners could participate. This account was used by those entities to invest overnight cash balances, and borrow funds when an entity needed temporary access to funds. Each entity received its share of interest earned monthly, and was charged interest on any funds borrowed.

          The Articles of Limited Partnership of the joint venture partners state that no General Partner shall have the authority to cause the joint venture partners to make loans other than in connection with the purchase, sale or disposition of partnership property. The

                           THE ALABAMA JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS


          Articles of Limited Partnership also state the joint venture partners' funds may not be commingled with any other entities' funds except as necessary for the operation of the partnerships.

          At December 31, 1995, the Joint Venture had loaned $95,321 to the other entities, and had earned interest of $9,633 from this arrangement.

          See Footnote 12 for sale of affiliated assets.

Note 9.   CONTINGENCY

          The real estate owned by The Alabama Joint Venture is mortgaged as security on debt incurred by a joint venture partner Medical Income Properties 2A Limited partnership (MIP2A). This debt is also secured by all other real estate owned by MIP2A. The total outstanding debt secured by all these properties is $3,805,555.

Note 10.  CONCENTRATIONS IN REVENUE SOURCES

          The Joint Venture provides patient care services under various third party agreements. The principal sources of revenue under these contracts are derived primarily through the Medicaid and Medicare programs, as well as contracts with private pay patients who do not qualify for assistance from the other programs. The percentage of the Joint Venture's income from each of these sources for the years ended December 31, 1996, 1995, and 1994 is as follows:

                                          1996       1995       1994
                                          ----       ----       ----

          Patients and sponsors          10.28%     14.25%      19.54%
          Medicaid                       55.54%     49.53%      61.49%
          Medicare                       34.18%     36.22%      18.97%
                                        ------     ------      ------

             Total                      100.00%    100.00%     100.00%
                                        ======     ======      ======

          The percentage attributable to private pay patients includes only amounts due for services where the primary payer is a private source. The Medicaid and Medicare percentages include amounts due from those programs as well as the patient's financial responsibility incurred under these contracts.

Note 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          Financial Accounting Statement No. 107, Disclosures about Fair Value of Financial Instruments ("FAS 107") requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate the value. The assumptions used in the estimation of the fair value of the Company's financial instruments

                           THE ALABAMA JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS



          are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather represents a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

               Investment securities available from sale: These securities are being carried at fair market value as determined by quoted market prices.

               Long-term Debt: For variable rate notes, fair values are based on carrying values.

               The other financial instruments of the Company are short-term assets and liabilities whose carrying amounts reported in the balance sheet approximate fair value. These items include cash, accounts receivable and accounts payable.


Note 12.  SUBSEQUENT EVENT

          On February 3, 1997, Medical Income Properties 2A Limited Partnership and Medical Income Properties 2B Limited Partnership, the general partners of The Alabama Joint Venture, entered into a purchase agreement with Omega HealthCare Investors, Inc. to sell all of the real and personal property of the 183 bed nursing home known as Medical Park Convalescent Center.

          The purchase price allocated to Medical Park is $9,950,000. The closing could take place as early as March 31, 1997 and can be extended by the Partnership until April 30, 1997. If conditions precedent to either party's obligation to close are not satisfied or waived, the closing can be extended to a date no later than July 31, 1997. Approximately $362,000 of these proceeds will be set aside in a joint signature account for the purpose of securing all of the seller's obligations under the purchase agreement. These funds will be available to the Partnership in the event that these obligations do not exceed the funds held in escrow.

          In addition, a separate amount of proceeds of approximately $397,000 will also be held in reserve by the Alabama Joint Venture pending final settlement of third-party cost reports and other contingencies.

                           THE ALABAMA JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS


          Proceeds from the sale will be reduced by expenses incurred as a result of the sale, cash offsets for liabilities assumed by the buyer and existing indebtedness. These payments should approximate $3,516,000.

          This agreement can be terminated by mutual consent of the parties and other conditions precedent.

          In conjunction with the above sale, Omega HealthCare Investors, Inc. has agreed to a similar purchase of assets from RWB Medical Properties Limited Partnership IV, of which an officer of QualiCorp, Inc. owns either directly or indirectly a 21.53% interest. This sale relates to a 131 bed nursing home in Patterson, Louisiana and the purchase price for the assets is $5,350,000.

                        [SELF & MAPLES, P.A. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT
                            ON ADDITIONAL INFORMATION


To the Partners
The Alabama Joint Venture

Our report on our audits of the basic financial statements of The Alabama Joint Venture for 1996 appears on page 1. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts and Reserves for Allowances for Doubtful Accounts, Schedule of Consolidated Supplementary Income Statement Information, and Schedule of Real Estate and Accumulated Depreciation are presented for purposes of additional analysis and are not required parts of the basic financial statements. Such information has been subjected to the auditing procedures applied to the audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/s/ Self & Maples, P.A.

Oneonta, Alabama
January 24, 1997, except for Note 12, as to which the date is February 3, 1997

                            THE ALABAMA JOINT VENTURE
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                AND RESERVES FOR ALLOWANCES FOR DOUBTFUL ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                     1996               1995                 1994
                                                -----------         -----------         -----------
Balance at beginning of year                    $    42,684         $    66,000         $    25,000

Charged to patient service
     revenue                                        (38,054)            (56,272)               (660)

Write-offs                                           33,872              32,956              41,660
                                                -----------         -----------         -----------

Balance at end of year                          $    38,502         $    42,684         $    66,000
                                                ===========         ===========         ===========


                            THE ALABAMA JOINT VENTURE
                                   SCHEDULE X
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                    1996                 1995               1994
                                                -----------         -----------         -----------
Professional care of patients
   Salaries and wages                           $ 1,808,353         $ 1,657,908         $ 1,553,602
   Ancillary service expense                        821,795             629,505             175,645
   Supplies                                         109,716             123,550              88,497

General and administrative
   Salaries and wages                               121,619             118,380             122,197
   Accounting and auditing                           58,340              49,491              50,456
   Insurance                                        180,348             155,990             215,447
   Property tax                                      25,496              25,491              25,586
   Management fees                                  297,990             286,529             275,509

Dietary
   Food cost                                        252,802             228,560             210,041

Household and plant
   Repairs and maintenance                           30,625              52,658              54,880
   Utilities                                        128,941             112,945             103,983

Depreciation                                    $   228,035         $   247,918         $   257,894
                                                ===========         ===========         ===========


                            THE ALABAMA JOINT VENTURE
                                   SCHEDULE XI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1996



                                             INITIAL COST                  COSTS CAPITALIZED
                                            TO PARTNERSHIP(A)                SUBSEQUENT TO
                                                                              ACQUISITION
                                                      BUILDING AND                      CARRYING
   DESCRIPTION      ENCUMBRANCES         LAND         IMPROVEMENTS     IMPROVEMENTS       COST
   -----------      ------------      ----------------------------     -------------------------

MEDICAL PARK        $1,868,527        $400,000        $4,700,000        $980,247        $379,272
                    ==========        ========        ==========        ========        ========

                                                                                                             LIFE ON WHICH
                           GROSS AMOUNT AT WHICH CARRIED                                                      DEPRECIATION
                             AS OF DECEMBER 31, 1996(B)                                                        IN LATEST
                                                                                                              STATEMENT OF
                                   BUILDING AND                        ACCUMULATED    DATE OF         DATE    OPERATION IS
                      LAND         IMPROVEMENTS          TOTAL         DEPRECIATION CONSTRUCTION    ACQUIRED    COMPUTED
                      ----------------------------------------         ------------ ---------------------------------------


MEDICAL PARK        $400,000        $6,059,519        $6,459,519        $2,075,838     1987        05/01/88   5 TO 30 YEARS
                    ========        ==========        ==========        ==========

(A) The initial cost to the Partnership represents the original purchase price of the properties.
(B) The aggregate cost of real estate owned at December 31, 1996 for Federal Income tax purposes was approximately $6,441,218.
(C) Reconciliation of real estate owned at December 31, 1996, 1995, and 1994:





                                                                           1996        1995        1994
                                                                       ----------  ----------  ----------
                                  Balance at beginning of period       $6,220,684  $6,090,048  $6,005,887
                                  Additions                               238,835     130,636      84,161
                                  Reductions                                    0           0           0
                                                                       ----------  ----------  ----------
                                  Balance at end of period             $6,459,519  $6,220,684  $6,090,048
                                                                       ==========  ==========  ==========



         (D) Reconciliation of accumulated depreciation:


                                  Balance at beginning of period       $1,847,803  $1,594,024  $1,341,992
                                  Depreciation expense                    228,035     253,779     252,032
                                  Reductions                                    0           0           0
                                                                       ----------  ----------  ----------
                                  Balance at end of period             $2,075,838  $1,847,803  $1,594,024
                                                                       ==========  ==========  ==========