Form 10-Q
period 1997-03-31
MEDICAL INCOME PROPERTIES 2B LTD PARTNERSHIP
filed 1997-05-12
CIK 820390

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1997           Commission File Number 33-6122-02


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


The number of limited partnership units outstanding at March 31, 1997 was 10,907.

                                TABLE OF CONTENTS




                                     PART I
                                                                        Page No.

Item 1.     Financial Information .....................................  3-10

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations .............    11



                                     PART II


            Signatures ................................................    12

                                     PART I


                                     ITEM 1.

                              FINANCIAL INFORMATION

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP


                                      INDEX

                                                                       Page No.

Balance Sheets, March 31, 1997 and December 31, 1996 .................     4

Statements of Operations for the three
months ended March 31, 1997 and 1996 .................................     5

Statements of Partners' Capital for the three
months ended March 31, 1997 and December 31, 1996 ....................     6

Statements of Cash Flows for the three months ended
March 31, 1997 and 1996 ..............................................     7

Notes to Financial Statements ........................................  8-10

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                                 Balance Sheets
                      March 31, 1997 and December 31, 1996
                                   (Unaudited)

                                                                  1997          1996
                                                               -----------   -----------

            ASSETS
            ------

Current assets
     Cash and equivalents                                      $   167,682   $   269,249
     Accounts receivable, net of allowance
         for doubtful accounts of $102,587 in 1997
         and $102,329  in 1996                                     580,896       616,404
     Amount due from escrow agent                                9,911,554             -
     Estimated settlements due from third parties                    8,391       203,628
     Prepaid expenses and other assets                                  50        54,122
                                                               -----------   -----------

            Total current assets                                10,668,573     1,143,403

Investment in joint ventures                                     2,518,761     7,087,148
Property, plant and equipment, net of
      accumulated depreciation                                           -     2,855,196
Deferred financing costs, net of
      accumulated amortization of
      $3,487 in 1997  and $1,743 in 1996                                 -         1,744
                                                               -----------   -----------

      Total assets                                             $13,187,334   $11,087,491
                                                               ===========   ===========

      LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
     Current portion of long term debt                              $    -   $    63,388
     Accounts payable                                              396,952       334,901
     Accrued payroll and payroll taxes                             106,723        73,433
     Accrued vacation                                                    -        32,722
     Accrued insurance                                               6,557        10,657
     Accrued real estate taxes                                           -        75,096
     Accrued management fees                                       328,506        13,906
     Patient deposits and trust liabilities                         30,041        48,244
     Other accrued expenses                                          4,656         4,949
     Due to affiliates                                           1,035,144       840,835
                                                               -----------   -----------

            Total current liabilities                            1,908,579     1,498,131

Bonds payable and capital lease obligations                              -       640,309
                                                               -----------   -----------

            Total liabilities                                    1,980,579     2,138,440
                                                               -----------   -----------

Partners' capital (deficit)
      Limited partners                                          11,323,826     8,993,158
      General partners                                             (45,071)      (44,107)
                                                               -----------   -----------

            Total partners' capital                             11,278,755     8,949,051
                                                               -----------   -----------

            Total liabilities and partners' capital            $13,187,334   $11,087,491
                                                               ===========   ===========

        The accompanying notes are an integral part of these statements.

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                            Statements of Operations
               For the three months ended March 31, 1997 and 1996
                                   (Unaudited)


                                                                  1997          1996
                                                               -----------   -----------
Revenues
      Net patient service revenue                              $ 1,036,811   $   907,933
      Other revenue                                                  1,190         1,073
                                                               -----------   -----------

            Total revenue                                        1,038,001       909,006
                                                               -----------   -----------

Operating expenses
      Professional care of patients                                590,924       493,991
      Dietary                                                       69,332        68,480
      Household and plant                                           88,921        82,950
      General and administrative                                   266,090       179,323
      Employee health and welfare                                   49,958        52,967
      Depreciation and amortization                                 36,078        37,188
                                                               -----------   -----------

            Total operating expenses                             1,101,303       914,899
                                                               -----------   -----------

            Operating income (loss)                                (63,302)       (5,893)
                                                               -----------   -----------

Other income (expenses)
      Interest expense, net                                        (12,067)      (17,423)
      Provider fees                                                (16,200)      (16,380)
      Partnership share of joint
            venture income                                         195,086       217,003
      Gain on sale of nursing home properties                    2,343,467             -
                                                               -----------   -----------

      Total other income (expenses)                              2,510,286       183,200
                                                               -----------   -----------

      Net income                                               $ 2,446,984   $   177,307
                                                               ===========   ===========

Net income per limited partnership
      unit outstanding                                         $    223.69   $     15.12
                                                               ===========   ===========


        The accompanying notes are an integral part of these statements.

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                         Statements of Partners' Capital
         For the Three Months Ended March 31, 1997 and December 31, 1996
                                   (Unaudited)



                                                           Limited Partners            General
                                                         Unit           Amount         Partners         Total
                                                         ----           ------         --------         -----

Partners' capital (deficit),
      December 31, 1996                                    10,907    $  8,993,158    $    (44,107)   $  8,949,051

Distributions to partners
      ($10.00 per limited
      partnership unit outstanding)                      (109,070)         (8,210)       (117,280)

Gain on sale of nursing home property                   2,343,467               -       2,343,467

Net income                                                 96,271           7,246         103,517
                                                        ---------    ------------    ------------    ------------

Partners' capital (deficit),
      March 31, 1997                                       10,907    $ 11,323,826    $    (45,071)   $ 11,278,755
                                                        =========    ============    ============    ============

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                             Statements of Cash Flow
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)


                                                                   1997          1996
                                                               -----------   -----------
Cash flows from operating activities:
      Cash received from patient care                          $ 1,026,856   $ 1,183,910
      Cash paid to suppliers and employees                      (1,044,586)     (893,163)
      Interest paid                                                (12,068)      (17,423)
      Provider fees                                                (16,200)      (16,380)
      Cash from other operating activities                           1,190         1,073
                                                               -----------   -----------
            Net cash provided (used) by operating activities       (44,808)      258,017
                                                               -----------   -----------

Cash flows from investing activities:
      Distributions from joint ventures                             32,726       259,976
      Purchase of property                                               -        (2,157)
                                                               -----------   -----------
            Net cash provided from investing activities             32,726       257,819
                                                               -----------   -----------

Cash flows from financing activities:
      Principal payments on long term debt                         (10,227)      (14,533)
      Net borrowings (payments) to related parties                  38,022      (159,269)
      Distributions to partners                                   (117,280)     (117,280)
                                                               -----------   -----------
            Net cash used by financing activities                  (89,485)     (291,082)
                                                               -----------   -----------

Net increase (decrease) in cash and equivalents                   (101,567)      224,754

Cash and equivalents, beginning of period                          269,249        41,363
                                                               -----------   -----------

Cash and equivalents, end of period                            $   167,682   $   266,117
                                                               ===========   ===========

Reconciliation of net income to net cash
-----------------------------------------
      provided by operating activities:
      ---------------------------------
Net income                                                     $ 2,446,984   $   177,307
Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization                                 36,078        37,188
      Partnership share of joint venture (income)                 (195,086)     (217,003)
      Gain on sale of property                                  (2,343,467)            -
(Increase) decrease in:
      Accounts receivable                                           35,508       128,259
      Estimated settlements                                        (45,463)      147,718
      Prepaid expenses and other assets                             (7,397)      (23,790)
Increase (decrease) in:
      Accounts payable and accrued expenses                         28,035         8,338
                                                               -----------   -----------
Net cash provided (used) by operating activities               $   (44,808)  $   258,017
                                                               ===========   ===========



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

         Footnote disclosures which would substantially duplicate those contained in the December 31, 1996 audited financial statements have been omitted from this report.

(2)      Sale of Properties

         On March 31, 1997, Medical Income Properties 2B Limited Partnership (the "Partnership") closed the sale of its interest in its four remaining long-term care facilities in Alabama, Texas and Illinois, and the personal property and intangible assets related to the operation of those facilities (the "Properties"). The Properties in Alabama and Texas were sold to Omega Healthcare Investors, Inc., a Maryland corporation ("Omega"), pursuant to the asset Purchase and Sale Agreement dated as of February 3, 1997 (the "Sale Agreement"), by and among the Partnership, Qualicorp Management, Inc., the managing general partner of the Partnership, and Omega previously reported by the Partnership. The Properties in Illinois were sold to OHI (Illinois), Inc. an Illinois corporation ("OHI"), because of an assignment of certain rights of Omega to OHI under the Sale Agreement.

         Aggregate net proceeds from the sale of the Properties was $9,498,204, which was held by the escrow agent at March 31, 1997. The net proceeds and other assets of the Partnership will be distributed to the Limited Partners of the Partnership in the anticipated liquidation of the Partnership as described in the Partnership's Current Report on Form 8-K dated February 18, 1997. In addition, the escrow agent held $413,350 which is subject to the terms of the indemnification provision of the sales agreement.

         In connection with the closing of the sale of the Properties, the Partnership entered into an interim lease of the Properties pursuant to the terms of the Sale Agreement and under which the Partnership will provide for management and operation of the Properties for an interim period. The Partnership borrowed $260,000 from Omega under a non-recourse loan to fund operations and management of the Properties during such interim period.

(3)      Property, Plant and Equipment

         Property, plant and equipment consisted of the following at March 31, 1997 and December 31, 1996:

                                                         1997         1996
                                                       ---------   ----------
         Land                                          $       -   $   90,000
         Building and improvements                             -    3,812,869
         Furniture and equipment                               -      302,317
                                                       ---------   ----------
               Total property, plant and equipment             -    4,205,186

         Accumulated depreciation                              -    1,349,990
                                                       ---------   ----------

         Net property, plant and equipment             $       -   $2,855,196
                                                       =========   ==========

(4)      Debt Obligations

         Debt obligations consisted of the following at March 31, 1997 and December 31, 1996:

                                                                   1997          1996
                                                               -----------   -----------
         Industrial Revenue Bonds payable at a variable
               rate of interest with monthly principal and
               interest payments of $8,749 through April 1,
               2005. The interest rate is adjusted every
               May 1 and November 1                            $         -   $   703,697

         Less amounts due in one year or less                            -        63,338
                                                               -----------   -----------
                                                               $         -   $   640,309
                                                               ===========   ===========

(5)      Investment in Joint Venture

         The condensed financial information for the investments in joint ventures as of March 31, 1997 and December 31, 1996 is as follows:

         KATY (owned 50% by Partnership)
         -------------------------------
                                                                   1997          1996
                                                               -----------   -----------
         Current assets                                        $ 2,628,156   $ 2,501,874
         Long term assets                                          346,062     4,771,630
                                                               -----------   -----------

               Total assets                                    $ 2,974,218   $ 7,273,504
                                                               ===========   ===========

         Current liabilities                                   $   897,011   $   860,008
         Equity                                                  2,077,207     6,413,496
                                                               -----------   -----------

               Total liabilities and equity                    $ 2,974,218   $ 7,273,504
                                                               ===========   ===========

         Partnership's investment at March 31, 1997
               and December 31, 1996                           $ 1,038,605   $ 3,206,748
                                                               ===========   ===========

         Revenues                                              $ 1,443,341   $ 5,039,616
         Expenses                                                1,314,546     4,385,765
                                                               -----------   -----------

         Net operating income                                      128,795       653,851

         Gain on sale of property                                1,160,007             -
                                                               -----------   -----------

         Net income                                            $ 1,288,802   $   653,851
                                                               ===========   ===========


         HUMBLE (owned 50% by Partnership)
         ---------------------------------
                                                                   1997          1996
                                                               -----------   -----------

         Current assets                                        $ 1,516,384   $ 1,498,372
         Long term assets                                           57,261     3,377,314
                                                               -----------   -----------

               Total assets                                    $ 1,573,645   $ 4,875,686
                                                               ===========   ===========

         Current liabilities                                   $   560,660   $   677,478
         Long term liabilities                                           -       631,250
         Equity                                                  1,012,985     3,566,958
                                                               -----------   -----------

               Total liabilities and equity                    $ 1,573,645   $ 4,875,686
                                                               ===========   ===========

         Partnership's investment at March 31, 1997
               and December 31, 1996                           $   506,493   $ 1,783,479
                                                               ===========   ===========

         Revenues                                              $ 1,027,103   $ 4,415,307
         Expenses                                                  935,602     3,954,042
                                                               -----------   -----------

         Net operating income                                       91,501       461,265

         Gain on sale of property                                1,311,358             -
                                                               -----------   -----------

         Net income                                            $ 1,402,859   $   461,265
                                                               ===========   ===========


         MEDICAL PARK (owned 45.45% by Partnership)
         ------------------------------------------
                                                                   1997          1996
                                                               -----------   -----------

         Current assets                                        $ 2,019,170   $ 1,699,553
         Long term assets                                        1,036,810     5,369,994
                                                               -----------   -----------

               Total assets                                    $ 3,055,980   $ 7,069,547
                                                               ===========   ===========

         Current liabilities                                   $   913,707   $   743,586
         Long term liabilities                                           -     1,704,860
         Equity                                                  2,142,273     4,621,101
                                                               -----------   -----------
               Total liabilities and equity                    $ 3,055,980   $ 7,069,547
                                                               ===========   ===========

         Partnership's investment at March 31, 1997
               and December 31, 1996                           $   973,663   $ 2,100,682
                                                               ===========   ===========

         Revenues                                              $ 1,735,753   $ 6,396,385
         Expenses                                                1,548,870     5,579,678
                                                               -----------   -----------

         Net operating income                                      186,883       816,707

         Gain on sale of property                                4,910,256             -
                                                               -----------   -----------

         Net income                                            $ 5,097,139   $   816,707
                                                               ===========   ===========

(6)      Related Party Transactions

         Through March 31, 1997 and 1996, QualiCorp, Inc. the parent of Qualicorp Management, Inc. (the Managing General Partner of the Partnership) charged $24,739 and $22,771 respectively, to the Partnership for reimbursement of administrative expenses. In addition, Qualicorp, Inc. charged $55,539 for property management services during the quarter ended March 31, 1997.

                                     ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash and equivalent balances totaled $167,682 at March 31, 1997, a decrease of $101,567 from December 31, 1996. Collections, particularly from the State of Illinois have been steady during the first quarter although census has been slightly under budget. In addition, during the quarter, the Partnership paid a former therapy company for services rendered for periods prior to October 1996 in the amount of $146,900. These funds had been withheld until certain therapy services appeals had been heard by the Medicare intermediary.

On February 14, 1997, the Partnership paid distributions to limited partners totaling $10.00 per unit, equaling a 4% annualized return on the initial investment of $1,000 per unit.

The Partnership expects to make the first installment of liquidation proceeds, totaling $7,909,791 or $725 per unit, to the limited partners on or about May 9, 1997.

Operations

The Partnership's net income for the quarter ended March 31, 1997 was $2,446,984, including a gain on the sale of its interest in its nursing home properties of $2,343,467. Net income before the gain on the sale of the properties for the period was $103,517, compared to net income of $177,307 for the same period in the previous year.

Total revenue for the 1997 quarter was $1,038,001, $128,995 over the same quarter in 1996. Operating expenses increased $186,404 between years due to higher nursing salary costs, higher speech and occupational therapy costs and higher general and administrative costs. General and Administrative costs increased $86,767 due to higher legal and consulting fees, workers compensation premiums and property management fees.

                                     PART II


Item 6.  Exhibit and reports on 8K

Exhibit
27   Financial Data Schedule (for SEC use only).


Reports on 8K
A. A report on Form 8-K was filed February 18, 1997 pertaining to the disposition of Partnership assets.

B. A report on Form 8-K was filed on April 15, 1997 pertaining to the disposition of assets and distribution of net proceeds to the limited partners in the anticipated liquidation of the Partnership.


                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL INCOME PROPERTIES 2B
LIMITED PARTNERSHIP
Registrant




By:  /s/ John H. Stoddard                     Date:  April  30, 1997
     --------------------------------------          ---------------
     John H. Stoddard
     President and Chief Financial Officer
     QualiCorp Management, Inc.
     Managing General Partner