Form 10-Q
period 1997-06-30
MEDICAL INCOME PROPERTIES 2B LTD PARTNERSHIP
filed 1997-08-11
CIK 820390

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1997           Commission File Number 33-6122-02


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

                              Yes   X    No
                                 -------   -------
The number of limited partnership units outstanding at June 30, 1997 was 10,907.

                              TABLE OF CONTENTS

                                                                                              Page No.

                                                PART I

Item 1.       Financial Information.........................................................   3 - 10

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................................       12


                                                PART II

              Signatures....................................................................       13

                                     PART I

                                    ITEM 1.

                             FINANCIAL INFORMATION

                  MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                                     INDEX

                                                                                                           Page No.
Balance Sheets, June 30, 1997 and December 31, 1996.......................................................       4

Statements of Operations for the three
months ended June 30, 1997 and 1996 and the six months
ended June 30, 1997 and 1996..............................................................................       5

Statement of Partners' Capital for the six months
ended June 30, 1997 and 1996..............................................................................       6

Statements of Cash Flow for  the six months ended
June 30, 1997 and 1996....................................................................................       7

Notes to Financial Statements.............................................................................  8 - 11

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                                 Balance Sheets
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)

                                                                      1997                      1996
                                                                ----------------          ---------------
         ASSETS

Current assets
    Cash and equivalents                                        $      2,196,251          $      269,249
    Accounts receivable, net of allowance
       for doubtful accounts of $93,970 in 1997
       and $102,329 in 1996                                              137,338                 616,404
     Estimated settlements due from third parties                         10,660                 203,628
     Prepaid expenses and other assets                                        50                  54,122
                                                                ----------------          --------------

         Total current assets                                          2,344,299               1,143,403

Investment in joint ventures                                           1,671,062               7,087,148
Property, plant and equipment, net of
     accumulated depreciation                                                  -               2,855,196
Deferred financing costs, net of
     accumulated amortization of
     $3,487 in 1997 and $1,743 in 1996                                         -                   1,744
                                                                ----------------          --------------

     Total assets                                               $      4,015,361          $   11,087,491
                                                                ================          ==============

     LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
    Current portion of long term debt                           $              -          $       63,388
    Accounts payable                                                     689,279                 334,901
    Accrued payroll and payroll taxes                                          -                  73,433
    Accrued vacation                                                           -                  32,722
    Accrued insurance                                                      6,557                  10,657
    Accrued real estate taxes                                                  -                  75,096
    Accrued management fees                                                    -                  13,906
    Patient deposits and trust liabilities                                     -                  48,244
    Other accrued expenses                                                 4,998                   4,949
    Due to affiliates                                                     18,416                 840,835
                                                                ----------------          --------------

         Total current liabilities                                       719,250               1,498,131

Bonds payable and capital lease obligations                                    -                 640,309
                                                                ----------------          --------------

         Total liabilities                                               719,250               2,138,440
                                                                ----------------          --------------
Partners' capital (deficit)
     Limited partners                                                  3,296,111               8,993,156
     General partners                                                          -                 (44,107)
                                                                ----------------          ---------------
         Total partners' capital                                       3,296,111               8,949,051
                                                                ----------------          --------------
         Total liabilities and partners' capital                $      4,015,361          $   11,087,491
                                                                ================          ==============

        The accompanying notes are an integral part of these statements.

                                 MEDICAL INCOME
                       PROPERTIES 2B LIMITED PARTNERSHIP

                            Statements of Operations
               For the three months ended June 30, 1997 and 1996
                and the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                     Three Months Ended             Six Months Ended
                                                           June 30                      June 30
                                                     -------------------            ----------------
                                                     1997           1996            1997        1996
                                                     ----           ----            ----        ----
Revenue
     Net resident service revenue         $     732,537     $     878,700    $   1,769,349     $   1,786,632
     Other revenue                                3,358             1,280            4,547             2,354
                                          -------------     -------------    -------------     ------------
        Total Revenue                           735,895           879,980        1,773,896         1,788,986
                                          -------------     -------------    -------------         ---------

Operating expenses:
     Professional care of residents             422,154           464,127        1,013,078           958,117
     Dietary                                     48,391            67,257          117,723           135,737
     Household and plant                         47,897            76,609          136,817           159,560
     General and administrative                 123,662           187,722          389,752           367,045
     Employee health and welfare                 48,649            50,622           98,608           103,589
     Rent                                        64,087                 -           64,087                 -
     Depreciation and
         amortization                                 -            39,311           36,078            76,499
                                          -------------     -------------    -------------     -------------
            Total operating expenses            754,840           885,648        1,856,143         1,800,547
                                          -------------     -------------    -------------     -------------

            Operating income (loss)             (18,945)           (5,668)         (82,247)          (11,561)
                                          -------------     -------------    -------------     -------------

Other income (expenses):

     Interest income                             64,182                 -           65,645                 -
     Interest expense                            (2,355)          (15,031)         (15,886)          (32,454)
     Provider fees                              (10,920)          (16,560)         (27,120)          (32,940)
     Partnership share of joint venture
            income                                2,625           188,326          197,712           405,329
     Gain (loss) on sale of properties         (109,657)                -        2,233,811                 -
                                          --------------    -------------    -------------     -------------
     Total other income (expenses)              (56,125)          156,735        2,454,162           339,935
                                          --------------    -------------    -------------     -------------

          Net income (loss)               $     (75,070)    $     151,067    $   2,371,915     $     328,374
                                          =============     =============    =============     =============

Net income (loss) per weighted average

   limited partnership unit outstanding   $       (6.40)    $       12.88    $      212.67     $      28.00
                                          =============     =============    =============     ============


        The accompanying notes are an integral part of these statements.

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                        Statements of Partners' Capital
          For the Six Months Ended June 30, 1997 and December 31, 1996
                                  (Unaudited)

                                                      Limited Partners          General
                                                   Units         Amount         Partners         Total
                                                   -----         ------         --------         -----
Partners' capital (deficit),
     December 31, 1996                            10,907        $8,993,158      $(44,107)      $8,949,051

Distributions to partners
     ($735 per limited
     partnership unit outstanding)                              (8,016,645)       (8,210)      (8,024,855)

Net income                                                       2,319,598        52,317        2,371,915
                                                  ------        ----------    ----------       ----------
Partners' capital, June 30, 1997                  10,907        $3,296,111    $        0       $3,296,111
                                                  ======        ==========    ==========       ==========

                                 MEDICAL INCOME
                       PROPERTIES 2B LIMITED PARTNERSHIP

                            Statements of Cash Flows
                    Six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                                      1997                  1996
                                                                      ----                  ----
Cash flows from operating activities:
     Cash received from patient care                            $   2,441,383       $  2,057,604
     Cash paid to suppliers and employees                          (1,628,346)        (1,735,516)
     Interest earned                                                   65,645                  -
     Interest paid                                                    (15,886)           (32,454)
     Provider fees                                                    (27,120)           (32,940)
     Cash from other operating activities                               4,547              2,354
                                                                -------------       ------------
         Net cash provided (used) by operating activities             840,223            259,048
                                                                -------------       ------------
Cash flows from investing activities:
     Proceeds from sale of property                                 9,801,898            610,851
     Distributions from joint ventures                                 32,726             (6,455)
                                                                -------------       -------------
         Net cash provided by investing activities                  9,834,624            604,396
                                                                -------------       ------------
Cash flows from financing activities:
     Principal payments of long term debt                             (10,227)           (28,952)
     Net borrowings (payments) to related parties                    (712,763)          (487,858)
     Distributions to partners                                     (8,024,855)          (234,560)
                                                                --------------      ------------
         Net cash used by financing activities                     (8,747,845)          (751,370)
                                                                --------------      ------------

Net increase (decrease) in cash and equivalents                     1,927,002            112,074

Cash and equivalents,  beginning of period                            269,249             41,363
                                                                -------------       ------------

Cash and equivalents, end of period                             $   2,196,251       $    153,437
                                                                =============       ============

Reconciliation of net income to net cash
     provided by operating activities:
Net income                                                      $   2,371,915       $    328,374
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                                     36,078             76,499
     Partnership share of joint venture (income)                     (197,712)          (405,329)
     Gain on sale of property                                      (2,233,811)                 -
     Decrease  in accounts receivable                                 479,066            141,426
     Decrease (increase) in estimated settlements                     192,968            129,545
     (Increase) decrease in prepaid expenses
         and other assets                                              54,072            (19,590)
     Increase (decrease) in accounts payable and
         accrued expenses                                             137,647              8,123
                                                                -------------       ------------
Net cash provided (used) by operating activities                $     840,223       $   (259,048)
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

(2)    Sale of Properties

       On March 31, 1997, Medical Income Properties 2B Limited Partnership (the "Partnership") closed the sale of its interest in its four remaining long-term care facilities in Alabama, Texas and Illinois, and the personal property and intangible assets related to the operation of those facilities (the "Properties"). The Properties in Alabama and Texas were sold to Omega Healthcare Investors, Inc., a Maryland corporation ("Omega"), pursuant to the asset Purchase and Sale Agreement dated as of February 3, 1997 (the "Sale Agreement"), by and among the Partnership, Qualicorp Management, Inc., the managing general partner of the Partnership, and Omega as previously reported by the Partnership. The Properties in Illinois were sold to OHI (Illinois), Inc. an Illinois corporation ("OHI"), because of an assignment of certain rights of Omega to OHI under the Sale Agreement.

       Aggregate net proceeds from the sale of the Properties was $9,388,547. The net proceeds and other assets of the Partnership will be distributed to the Limited Partners of the Partnership in the anticipated liquidation of the Partnership as described in the Partnership's Current Reports on Form 8-K filed February 18, 1997 and July 18, 1997. In addition, the escrow agent held $413,350 which is subject to the terms of the indemnification provision of the Sale Agreement.

       In connection with the closing of the sale of the Properties, the Partnership entered into an interim lease of the Properties pursuant to the terms of the Sale Agreement and under which the Partnership provided for management and operation of the Properties for an interim period. The lease was terminated May 31, 1997.

(3)    Property, Plant and Equipment

       Property, plant and equipment consisted of the following at June 30, 1997 and December 31, 1996:

                                                                              1997              1996
                                                                              ----              ----
      Land                                                              $            -    $        90,000
      Building and improvements                                                      -          3,812,869
      Furniture and equipment                                                        -            302,317
                                                                        --------------    ---------------
         Total property, plant and equipment                                         -          4,205,186

      Accumulated depreciation                                                       -          1,349,990
                                                                        --------------    ---------------
      Net property, plant and
         equipment                                                      $            -    $     2,855,196
                                                                        ==============    ===============

(4)     Debt Obligations

        Debt obligations consisted of the following at June 30, 1997 and December 31, 1996:

                                                                               1997             1996
                                                                               ----             ----
       Industrial Revenue Bonds payable at a variable
          rate of interest with monthly principal and
          interest payments of $8,749 through April 1,
          2005. The interest rate is adjusted every
          May 1 and November 1.                                          $            -   $       703,697

       Less amounts due in one year or less                                           -            63,388
                                                                         --------------   ---------------

                                                                         $            -   $       640,309
                                                                         ==============   ===============

(5)    Investment in Joint Venture

       The condensed financial information for the investments in joint ventures as of June 30, 1997 and December 31, 1996 is as follows:

       KATY (owned 50% by Partnership)

                                                                      1997                       1996
                                                                ----------------          ----------------
       Current assets                                           $      1,788,458          $      2,501,874
       Long term assets                                                6,337,428                 4,771,630
                                                                ----------------          ----------------

           Total assets                                         $      8,125,886          $      7,273,504
                                                                ================          ================

       Current liabilities                                      $        204,758          $        860,008
       Equity                                                          7,921,128                 6,413,496
                                                                ----------------          ----------------

           Total liabilities and equity                         $      8,125,886          $      7,273,504
                                                                ================          ================

       Partnership's investment at June 30, 1997

           and December 31, 1996                                $      3,960,564          $      3,206,748
                                                                ================          ================

       Revenues                                                 $      2,258,675          $      5,039,616
       Expenses                                                        2,157,922                 4,385,765
                                                                ----------------          ----------------

           Net operating income                                          100,753                   653,851

           Gain on sale of property                                    1,433,333                         -
                                                                ----------------          ----------------

           Net income                                           $      1,534,086          $        653,851
                                                                ================          ================

       HUMBLE (owned 50% by Partnership)

                                                                      1997                      1996
                                                                ----------------          ----------

       Current assets                                           $      1,120,370          $      1,498,372
       Long term assets                                                4,195,221                 3,377,314
                                                                ----------------          ----------------

           Total assets                                         $      5,315,591          $      4,875,686
                                                                ================          ================

       Current liabilities                                      $        154,322          $        677,478
       Long term liabilities                                                   -                   631,250
       Equity                                                          5,161,269                 3,566,958
                                                                ----------------          ----------------

           Total liabilities and equity                         $      5,315,591          $      4,875,686
                                                                ================          ================

       Partnership's investment at June 30, 1997

           and December 31, 1996                                $      2,580,635          $      1,783,479
                                                                ================          ================

       Revenues                                                 $      1,640,826          $      4,415,307
       Expenses                                                        1,574,363                 3,954,042
                                                                ----------------          ----------------

           Net operating income                                           66,463                   461,265

           Gain on sale of property                                    1,555,404                         -
                                                                ----------------          ----------------

           Net income                                           $      1,621,867          $        461,265
                                                                ================          ================


       MEDICAL PARK (owned 45.45% by Partnership)

                                                                      1997                      1996
                                                                ----------------          ----------

       Current assets                                           $        557,114          $      1,699,553
       Long term assets                                                1,085,122                 5,369,994
                                                                ----------------          ----------------

           Total assets                                         $      1,642,236          $      7,069,547
                                                                ================          ================

       Current liabilities                                      $         21,679          $        743,586
       Long term liabilities                                                   -                 1,704,860
       Equity                                                          1,620,557                 4,621,101
                                                                ----------------          ----------------
           Total liabilities and equity                         $      1,642,236          $      7,069,547
                                                                ================          ================

       Partnership's investment at June 30, 1997
           and December 31, 1996                                $        736,543          $      2,100,682
                                                                ================          ================

       Revenues                                                 $      2,467,055          $      6,396,385
       Expenses                                                        2,460,561                 5,579,678
                                                                ----------------          ----------------

           Net operating income                                            6,494                   816,707

           Gain on sale of property                                    5,591,439                         -
                                                                ----------------          ----------------

           Net income                                           $      5,597,933          $        816,707
                                                                ================          ================


(6)  Related Party Transactions

     Through June 30, 1997 and 1996, QualiCorp, Inc. the parent of Qualicorp Management, Inc. (the Managing General Partner of the Partnership) charged $61,698 and $37,991 respectively, to the Partnership for reimbursement of administrative expenses. In addition, Qualicorp, Inc. charged $55,539 for property management services during the six months ended June 30, 1997.

                                    ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash and equivalents balances totaled $2,196,251 at June 30, 1997, an increase of $1,927,002 from December 31, 1996. As noted in Footnote 2 of the financial statement, the Partnership has sold its operating assets. The Partnership is presently collecting its remaining accounts receivables, paying vendors the remaining balances owed and filing terminating Medicare and Medicaid cost reports.

The Partnership made the first installment of the liquidation proceeds totaling $7,907,575 or $725 per unit on May 12, 1997. As of June 30, 1997, limited partners had not surrendered 596 limited partnership certificates to the Managing General Partner and consequently, the Partnership had not released $432,100 to those limited partners. At June 30, 1997 that amount was included in accounts payable.

In addition, on July 11, 1997, the Partnership distributed $1,668,771 or $153 per unit to the limited partners. The Partnership had planned to distribute $153 in March 1998; however, the Managing General Partner felt that sufficient cash was available to pay that amount now instead of waiting until March 1998. The Managing General Partner will evaluate in March 1998 whether the cash balances then on hand exceed necessary reserves; however, should the estimated settlement liabilities change or a claim asserted under the indemnification provision of the Sale Agreement be made, then such claims or settlement could reduce the funds available for future distribution. Should funds on hand exceed necessary reserves in March 1998, the Managing General Partner may make a distribution of the excess funds.

Operations

The Partnerships' net loss for the quarter ended June 30, 1997 was $75,070. Included in the loss is an adjustment to the gain on the nursing home property of $109,657. The remaining operating income of $34,587 was attributed to interest earned, adjustments to the Medicare settlement liabilities, and cost reimbursement expenses. It is anticipated that the future close down expenses of the Partnership will approximate $210,000, exclusive of any changes to estimated settlement liabilities or claims asserted under the indemnification provision of the sales agreements.

                                    PART II

Item 6.  Exhibit and reports on 8K

A.   Exhibit:   27     Financial Data Schedule (for SEC use only).

B. A report on Form 8-K was filed July 18, 1997 describing pursuant to Item 5 events pertaining to the disposition of Partnership assets.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL INCOME PROPERTIES 2B
LIMITED PARTNERSHIP
Registrant




By:/s/ John H. Stoddard                         Date:   August 7, 1997
   ------------------------------------              ----------------------
   John H. Stoddard
   President and Chief Financial Officer
   QualiCorp Management, Inc.
   Managing General Partner