Form 10-Q
period 1997-09-30
MEDICAL INCOME PROPERTIES 2B LTD PARTNERSHIP
filed 1997-11-12
CIK 820390

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1997      Commission File Number 33-6122-02


              MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

          Delaware                                    59-2726599
          --------                                    ----------
    (State of Organization)               (IRS Employer Identification Number)

                  1100 Abernathy Road, Building 500, Suite 715
                  --------------------------------------------
                             Atlanta, Georgia 30328
                             ----------------------
                    (Address of Principal Executive Office)

                        7000 Central Parkway, Suite 850
                        -------------------------------
                             Atlanta, Georgia 30328
                             ----------------------
    (Former Address of Principal Executive Office, Moved Since Last Report)

                                 (770) 668-1080
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No
                                 ------    ------

The number of limited partnership units outstanding at September 30, 1997 was 10,907.

                               TABLE OF CONTENTS



                                                                                                            Page No.

                                                              PART I
Item 1.       Financial Information.......................................................................  3 - 10

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............................................      12


                                                             PART II

              Signatures..................................................................................      13


                                       2

                                    PART I

                                    ITEM 1.

                             FINANCIAL INFORMATION

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                                     INDEX

                                                                                                           Page No.
Balance Sheets, September 30, 1997 and December 31, 1996..................................................    4

Statements of Operations for the three
months ended September 30, 1997 and 1996 and the nine months
ended September 30, 1997 and 1996.........................................................................    5

Statement of Partners' Capital for the nine months
ended  September 30, 1997 and 1996........................................................................    6

Statements of Cash Flow for the nine months ended
September 30, 1997 and 1996...............................................................................    7

Notes to Financial Statements.........................................................................   8 - 11


               MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP


                                Balance Sheets
                   September 30, 1997 and December 31, 1996
                                 (Unaudited)


                                                                       1997                   1996
                                                                 ----------------        --------------
         ASSETS

Current assets
    Cash and equivalents                                        $      1,190,207          $        269,249
    Accounts receivable, net of allowance
       for doubtful accounts of $93,938 in 1997
       and $102,329 in 1996                                              138,334                   616,404
     Estimated settlements due from third parties                              -                   203,628
     Prepaid expenses and other assets                                         -                    54,122
                                                                ----------------          ----------------

         Total current assets                                          1,328,541                 1,143,403

Investment in joint ventures                                           7,067,283                 7,087,148
Property, plant and equipment, net of
     accumulated depreciation                                                  -                 2,855,196
Deferred financing costs, net of
     accumulated amortization of
     $3,487 in 1997 and $1,743 in 1996                                         -                     1,744
                                                                ----------------          ----------------

     Total assets                                               $      8,395,824          $     11,087,491
                                                                ================          ================

     LIABILITIES AND PARTNERS' CAPITAL


Current liabilities
    Current portion of long term debt                           $              -          $         63,388
    Accounts payable                                                      20,000                   334,901
    Accrued payroll and payroll taxes                                          -                    73,433
    Accrued vacation                                                           -                    32,722
    Accrued insurance                                                      6,558                    10,657
    Accrued real estate taxes                                                  -                    75,096
    Accrued management fees                                                    -                    13,906
    Patient deposits and trust liabilities                                                          48,244
    Other accrued expenses                                                 4,998                     4,949
    Due to affiliates                                                  6,400,210                   840,835
    Estimated settlements due to third parties                           344,423                         -
                                                                ----------------          ----------------

         Total current liabilities                                     6,776,189                 1,498,131

Bonds payable and capital lease obligations                                    -                   640,309
                                                                ----------------          ----------------

         Total liabilities                                             6,776,189                 2,138,440
                                                                ----------------          ----------------

Partners' capital (deficit)
     Limited partners                                                  1,619,635                 8,993,158
     General partners                                                          -                   (44,107)
                                                                ----------------          ----------------

         Total partners' capital                                       1,619,635                 8,949,051
                                                                ----------------          ----------------

         Total liabilities and partners' capital                $      8,395,824          $     11,087,491
                                                                ================          ================


        The accompanying notes are an integral part of these statements.

                                 MEDICAL INCOME
                       PROPERTIES 2B LIMITED PARTNERSHIP

                            Statements of Operations
             For the three months ended September 30, 1997 and 1996 and the nine months ended September 30, 1997 and 1996
                                  (Unaudited)


                                                  Three Months Ended                 Nine Months Ended
                                                     September 30                      September 30
                                           ------------------------------      --------------------------
                                               1997             1996               1997           1996
                                               ----             ----               ----           ----
Revenue
     Net resident service revenue         $         104      $    822,977    $   1,769,453       $ 2,609,609
     Other revenue                                    -               968            4,547             3,322
                                          -------------      ------------    -------------       -----------
        Total Revenue                               104           823,945        1,774,000         2,612,931
                                          -------------      ------------    -------------       -----------

Operating expenses:
     Professional care of residents                   -           442,978        1,013,079         1,401,096
     Dietary                                          -            70,129          117,723           205,866
     Household and plant                              -            85,006          136,817           244,566
     General and administrative                  50,024           179,924          439,776           546,969
     Employee health and welfare                      -            36,923           98,608           140,512
     Rent                                           911                 -           64,998                 -
     Depreciation and
         amortization                                 -            37,714           36,078           114,213
                                          -------------      ------------    -------------       -----------
            Total operating expenses             50,935           852,674        1,907,079         2,653,222
                                          -------------      ------------    -------------       -----------

            Operating income (loss)             (50,831)          (28,729)        (133,079)          (40,291)
                                          -------------      ------------    -------------       -----------

Other income (expenses):
     Interest income                             31,943                 -           97,588                 -
     Interest expense                                 -           (13,933)         (15,886)          (46,386)
     Provider fees                                    -           (16,380)         (27,120)          (49,320)
     Partnership share of joint venture
            income                               11,184           274,749          208,896           680,078
     Gain (loss) on sale of properties                -                 -        2,233,811                 -
                                          -------------      ------------    -------------       -----------
     Total other income (expenses)               43,127           244,436        2,497,289           584,372
                                          -------------      ------------    -------------       -----------

          Net income (loss)               $      (7,704)     $    215,707    $   2,364,210       $   544,081
                                          =============      ============    =============       ===========

Net income (loss) per weighted average
   limited partnership unit outstanding   $        (.71)     $      18.39    $      211.96       $     46.39
                                          =============      ============    =============       ===========


        The accompanying notes are an integral part of these statements.

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                       Statements of Partners' Capital
      For the Nine Months Ended September 30, 1997 and December 31, 1996
                                 (Unaudited)



                                                      Limited Partners          General
                                                   Units          Amount        Partners        Total
                                                   -----          ------        --------        -----
Partners' capital (deficit),
     December 31, 1996                            10,907        $8,993,158      $(44,107)      $8,949,051

Distributions to partners
     ($888 per limited
     partnership unit outstanding)                              (9,685,416)       (8,210)      (9,693,626)

Net income                                                       2,311,893        52,317        2,364,210
                                                 -------        ----------      --------       ----------

Partners' capital, September 30, 1997             10,907        $1,619,635      $      0       $1,619,635
                                                 =======        ==========      ========       ==========



                                MEDICAL INCOME
                      PROPERTIES 2B LIMITED PARTNERSHIP

                           Statements of Cash Flows
                Nine months ended September 30, 1997 and 1996
                                 (Unaudited)


                                                                      1997                  1996
                                                                      ----                  ----
Cash flows from operating activities:
     Cash received from patient care                            $   2,795,575           $ 2,932,284
     Cash paid to suppliers and employees                          (2,348,511)           (2,571,033)
     Interest earned                                                   97,588                     -
     Interest paid                                                    (15,886)              (46,386)
     Provider fees                                                    (27,120)              (49,320)
     Cash from other operating activities                               4,547                 3,322
                                                                -------------           -----------
         Net cash provided (used) by operating activities             506,193               268,867
                                                                -------------           -----------
Cash flows from investing activities:
     Proceeds from sale of property                                 9,801,897                     -
     Distributions from joint ventures                                 32,726               793,579
     Purchase of Property                                                   -                (7,950)
                                                                -------------           -----------
         Net cash provided by investing activities                  9,834,623               785,629
                                                                -------------           -----------
Cash flows from financing activities:
     Principal payments of long term debt                             (10,227)              (43,865)
     Net borrowings (payments) to related parties                     283,995              (483,294)
     Distributions to partners                                     (9,693,626)             (351,840)
                                                                -------------           -----------
         Net cash used by financing activities                     (9,419,858)             (878,999)
                                                                -------------           -----------

Net increase (decrease) in cash and equivalents                       920,958               175,497

Cash and equivalents,  beginning of period                            269,249                41,363
                                                                -------------           -----------
Cash and equivalents, end of period                             $   1,190,207           $   216,860
                                                                =============           ===========

Reconciliation of net income to net cash provided by operating activities:

Net income                                                      $   2,364,210           $   544,081
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                                     36,078               114,213
     Partnership share of joint venture (income)                     (208,896)             (680,078)
     Gain on sale of property                                      (2,233,811)                    -
     Decrease in accounts receivable                                  478,070               234,156
     Decrease (increase) in estimated settlements                     548,050                88,521
     (Increase) decrease in prepaid expenses
         and other assets                                              54,122                (7,507)
     Increase (decrease) in accounts payable and
         accrued expenses                                            (531,630)              (24,519)
                                                                -------------           -----------
Net cash provided (used) by operating activities                $     506,193           $   268,867
                                                                =============           ===========



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

(3)    Property, Plant and Equipment

       Property, plant and equipment consisted of the following at September 30, 1997 and December 31, 1996:


                                                                              1997              1996
                                                                              ----              ----
      Land                                                              $            -    $      90,000
      Building and improvements                                                      -        3,812,869
      Furniture and equipment                                                        -          302,317
                                                                        --------------    -------------
         Total property, plant and equipment                                         -        4,205,186

      Accumulated depreciation                                                       -        1,349,990
                                                                        --------------    -------------
      Net property, plant and
         equipment                                                      $            -    $   2,855,196
                                                                        ==============    =============


(4)    Debt Obligations

       Debt obligations consisted of the following at September 30, 1997 and December 31, 1996:


                                                                               1997             1996
                                                                               ----             ----
       Industrial Revenue Bonds payable at a variable
         rate of interest with monthly principal and
         interest payments of $8,749 through April 1,
         2005. The interest rate is adjusted every
         May 1 and November 1.                                           $           -    $     703,697

       Less amounts due in one year or less                                          -           63,388
                                                                         -------------    -------------

                                                                         $           -    $     640,309
                                                                         =============    =============



(5)    Investment in Joint Venture

       The condensed financial information for the investments in joint ventures as of September 30, 1997 and December 31, 1996 is as follows:

       KATY (owned 50% by Partnership)


                                                                      1997                      1996
                                                                ----------------          ---------------
       Current assets                                           $      1,010,854          $     2,501,874
       Long term assets                                                7,425,572                4,771,630
                                                                ----------------          ---------------

           Total assets                                         $      8,436,426          $     7,273,504
                                                                ================          ===============

       Current liabilities                                      $        497,604          $       860,008
       Equity                                                          7,938,822                6,413,496
                                                                ----------------          ---------------

           Total liabilities and equity                         $      8,436,426          $     7,273,504
                                                                ================          ===============

       Partnership's investment at September 30, 1997
           and December 31, 1996                                $      3,969,411          $     3,206,748
                                                                ================          ===============

       Revenues                                                 $      2,335,326          $     5,039,616
       Expenses                                                        2,216,878                4,385,765
                                                                ----------------          ---------------

           Net operating income                                          118,448                  653,851

           Gain on sale of property                                    1,433,333                        -
                                                                ----------------          ---------------

           Net income                                           $      1,551,781          $       653,851
                                                                ================          ===============



       HUMBLE (owned 50% by Partnership)


                                                                      1997                      1996
                                                                ----------------          ---------------
       Current assets                                           $        892,729          $     1,498,372
       Long term assets                                                4,600,244                3,377,314
                                                                ----------------          ---------------

           Total assets                                         $      5,492,973          $     4,875,686
                                                                ================          ===============

       Current liabilities                                      $        317,627          $       677,478
       Long term liabilities                                                   -                  631,250
       Equity                                                          5,175,346                3,566,958
                                                                ----------------          ---------------

           Total liabilities and equity                         $      5,492,973          $     4,875,686
                                                                ================          ===============

       Partnership's investment at September 30, 1997
           and December 31, 1996                                $      2,587,673          $     1,783,479
                                                                ================          ===============

       Revenues                                                 $      1,690,443          $     4,415,307
       Expenses                                                        1,611,005                3,954,042
                                                                ----------------          ---------------

           Net operating income                                           79,438                  461,265

           Gain on sale of property                                    1,555,404                        -
                                                                ----------------          ---------------

           Net income                                           $      1,634,842          $       461,265
                                                                ================          ===============

       MEDICAL PARK (owned 45.45% by Partnership)



                                                                      1997                        1996
                                                                ----------------          ----------------
       Current assets                                           $        157,270          $      1,699,553
       Long term assets                                                1,071,622                 5,369,994
                                                                ----------------          ----------------

           Total assets                                         $      1,228,892          $      7,069,547
                                                                ================          ================

       Current liabilities                                      $        106,342          $        743,586
       Long term liabilities                                                   -                 1,704,860
       Equity                                                          1,122,550                 4,621,101
                                                                ----------------          ----------------
           Total liabilities and equity                         $      1,228,892          $      7,069,547
                                                                ================          ================

       Partnership's investment at September 30, 1997
           and December 31, 1996                                $        510,199          $      2,100,682
                                                                ================          ================

       Revenues                                                 $      2,467,631          $      6,396,385
       Expenses                                                        2,470,269                 5,579,678
                                                                ----------------          ----------------

           Net operating income                                          (2,638)                   816,707

           Gain on sale of property                                    5,591,439                         -
                                                                ----------------          ----------------

           Net income                                           $      5,588,801          $        816,707
                                                                ================          ================


(6)     Related Party Transactions

        Through September 30, 1997 and 1996, QualiCorp, Inc. the parent of Qualicorp Management, Inc. (the Managing General Partner of the Partnership) charged $100,303 and $57,555 respectively, to the Partnership for reimbursement of administrative expenses. In addition, Qualicorp, Inc. charged $55,539 for property management services during the nine months ended September 30, 1997.

                                   ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash and equivalents balances totaled $1,190,207 at September 30. As noted in Footnote 2 of the financial statement, the Partnership has sold its operating assets. The Partnership is presently collecting its remaining accounts receivables, paying vendors the remaining balances owed and filing terminating Medicare and Medicaid cost reports.

The Partnership made the first installment of the liquidation proceeds totaling $7,907,575 or $725 per unit on May 12, 1997

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

Operations

The Partnerships' net loss for the quarter ended September 30, 1997 was $7,704. The operating loss was attributed to cost reimbursement expenses, settlement of various vendor invoices less interest earned on funds invested. It is anticipated that the future close down expenses of the Partnership will approximate $170,000, exclusive of any changes to estimated settlement liabilities or claims asserted under the indemnification provision of the sales agreements.

                                    PART II

Item 6. Exhibit and reports on 8K

     A. Exhibits - 27 Financial Data Schedule (for SEC purposes only).

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

By:    /s/ John H. Stoddard                      Date: November 7, 1997
       -------------------------------------           ------------------------
       John H. Stoddard
       President and Chief Financial Officer
       QualiCorp Management, Inc.
       Managing General Partner