Form 10-K405
period 1997-12-31
MEDICAL INCOME PROPERTIES 2B LTD PARTNERSHIP
filed 1998-03-31
CIK 820390

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED                COMMISSION FILE NUMBER
          DECEMBER 31, 1997                          33-6122-02

                          MEDICAL INCOME PROPERTIES 2B
                              LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      59-2726599
           (State of Organization)                  (IRS Employer Identification Number)

                  1100 ABERNATHY ROAD, BUILDING 500, SUITE 715
                               ATLANTA, GA 30328
                    (Address of Principal Executive Office)

                                 (770) 668-1080
              (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS
                                ----------------
                           Limited Partnership Units

     Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by nonaffiliates of the Registrant is not applicable. The number of limited partnership units outstanding as of March 23, 1998 was 10,907.

     The Prospectus of the Registrant dated October 22, 1986, filed pursuant to Rule 424(b) under the Securities Act of 1933 is incorporated by reference, to the extent indicated in Part III of this report.

================================================================================

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                        PAGE
                                                                        ----
PART I
Item 1:   Business....................................................     1
Item 2:   Properties..................................................     2
Item 3:   Legal Proceedings...........................................     2
Item 4:   Submission of Matters to a Vote of Security Holders.........     2
PART II
Item 5:   Market for the Registrant's Partnership Units and Related
          Security Holder Matters.....................................     2
Item 6:   Selected Financial Data.....................................     2
Item 7:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................     3
Item 8:   Financial Statements and Supplementary Data.................     4
Item 9:   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     4
PART III
Item 10:  Directors and Executive Officers of the Registrant..........     4
Item 11:  Executive Compensation......................................     5
Item 12:  Security Ownership of Certain Beneficial Owners and
          Management..................................................     5
Item 13:  Certain Relationships and Related Transactions..............     5
PART IV
Item 14:  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K....................................................     6
Signatures............................................................     7

                                     PART I

ITEM 1.  BUSINESS

     Medical Income Properties 2B Limited Partnership (the "Partnership"), is a Delaware limited partnership which was organized on April 29, 1987. In 1988, the Partnership acquired a nursing home in Edwardsville, Illinois, a 45.45% interest in a joint venture nursing home in Decatur, Alabama and a 50% interest in two joint venture nursing homes in the Houston, Texas area and employed approximately 88 employees. The Partnership sold all of its operating assets on March 31, 1997. For the remainder of 1997, the Partnership was in the process of winding up its business and liquidating (the "Liquidation"). The Liquidation is anticipated to continue until approximately May 31, 2000, due to certain reimbursement policies of Medicaid and Medicare.

BUSINESS STRATEGY

     The Partnership was formed for the purpose of investing primarily in existing, improved, medically related, income-producing commercial properties, such as medical office buildings and nursing homes. The Partnership's business strategy was to hold real property investments, primarily health care related, until such time as a sale or other disposition appears to be advantageous to the Partnership's limited partners (the "Limited Partners") based on such factors as potential capital appreciation, industry trends, cash flow and federal income tax consequences to the Limited Partners.

SALE AGREEMENT

     Effective on February 3, 1997, the Partnership entered into a Purchase and Sale Agreement (the "Sale Agreement") with Qualicorp Management, Inc., the managing general partner of the Partnership, and Omega Healthcare Investors, Inc. (the "Purchaser") regarding the sale to the Purchaser of the Partnership's interests in its facilities and the personal property and intangible assets related to the operation of those facilities.

     The description of the Sale Agreement set forth herein does not purport to be complete and is qualified in its entirety by the provisions of the Sale Agreement, filed as an exhibit to the Company's Current Report on Form 8-K dated February 18, 1997.

     The closing of the asset sale was contingent upon, among other factors, consent to the transaction by the Limited Partners. The Partnership solicited the consent of the Limited Partners in the Partnership's Consent Solicitation Statement dated March 12, 1997, and the Limited Partners consented to the Sale Agreement on March 28, 1997. The Partnership closed the transactions contemplated by the asset sale on March 31, 1997.

     Because the Purchaser had not obtained all of the necessary state approvals for the transfer of operation of the Partnership's facilities, the Partnership entered into an interim leasing arrangement with the Purchaser to provide management and operation of the facilities for Omega until such approvals were received. The interim leasing arrangements terminated on May 31, 1997, after the Purchaser obtained the required approvals. Accordingly, effective as of May 31, 1997, the Partnership no longer owns any real property and has no employees.

     Pursuant to the Sale Agreement, the Partnership received aggregate net proceeds of $8,974,614. Proceeds from the Sale Agreement are being distributed to the Limited Partners in installments as described below:

          1. First Installment. The Limited Partners were asked to surrender their partnership certificates in order to obtain the first installment check on May 13, 1997. Limited Partners who returned their certificates received a check in the amount of $725 per Unit.

          2. Second Installment. A second distribution of $153 per Unit was made on July 11, 1997. This distribution was primarily attributable to the collection of accounts receivable in the period subsequent to the closing less the payment of accounts payable and other liabilities, including reserves set aside for contingencies that will be distributed in 1998 if no longer needed.

          3. Final Installment. A final distribution consisting of unspent reserves is anticipated to be made following the expiration of the Partnership's representations and warranties to the Purchaser and any additional period required to finally resolve any claims for indemnification against the Partnership brought prior to the termination of such period.

ITEM 2.  PROPERTIES

     At December 31, 1997, the Partnership did not own or lease any property.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal actions against the Partnership. As noted in the financial statements Note 9, however, the Partnership does have certain contingent liabilities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Limited Partners during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

     There is no established public trading market for the Partnership Units. There were 897 Limited Partners as of March 23, 1998. Distributions paid per Unit for each quarter in the last five years are incorporated by reference from
Item 6 below.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data for the period January 1, 1993 to December 31, 1997 is shown below (000's omitted except for per share data and distributions):

                                             1997      1996      1995      1994      1993
                                            -------   -------   -------   -------   -------
Summary of Operations:
  Total Revenue...........................  $ 1,675   $ 3,448   $ 3,433   $ 3,059   $ 2,989
  Operating Income (Loss).................     (425)     (222)     (216)       36       264
  Loss from Discontinued Operations.......     (130)       --        --        --        --
  Gain on Sale of Properties..............    2,475        --        --        --        --
  Net Income..............................    2,134       582       331       459       615
Per Share Data:
  Net Income per Limited Partnership
     Unit.................................  $190.88   $ 49.62   $ 28.23   $ 39.14   $ 52.44
Financial Condition:
  Total Assets............................  $11,398   $11,087   $11,206   $10,954   $10,597
  Notes Payable...........................       --       704       763       816       879
  Partner's Capital.......................    1,390     8,949     8,836     8,974     8,954
Distributions per Limited Partner Unit:
  First Quarter...........................  $ 10.00   $ 10.00   $ 10.00   $  7.50   $  7.50
  Second Quarter..........................     0.00     10.00     10.00     10.00      7.50
  Third Quarter...........................     0.00     10.00     10.00     10.00      7.50
  Fourth Quarter..........................     0.00     10.00     10.00     10.00      7.50
  Special Distribution of the Sale
     Proceeds.............................   878.00        --        --        --        --

     Quarterly Financial data for the period January 1, 1995 to December 31, 1997 (000's omitted):

                                                                        1997
                                                        -------------------------------------
                                                          1ST       2ND       3RD       4TH
                                                        QUARTER   QUARTER   QUARTER   QUARTER
                                                        -------   -------   -------   -------
Total Revenue.........................................  $1,038     $ 736     $ --      $ (99)
Operating Income......................................     (63)      (19)     (51)      (292)
Gain on Sale of Properties............................   2,343      (110)      --        242
Net Income (loss).....................................   2,447       (75)      (8)      (230)

                                                                         1996
                                                         -------------------------------------
                                                           1ST       2ND       3RD       4TH
                                                         QUARTER   QUARTER   QUARTER   QUARTER
                                                         -------   -------   -------   -------
Total Revenue..........................................   $909      $880      $824      $835
Income (Loss) from Operations..........................     (6)       (6)      (29)     (181)
Net Income.............................................    177       151       216        38

                                                                         1995
                                                         -------------------------------------
                                                           1ST       2ND       3RD       4TH
                                                         QUARTER   QUARTER   QUARTER   QUARTER
                                                         -------   -------   -------   -------
Total Revenue..........................................   $883      $828      $821      $901
Income from Operations.................................    (12)      (82)      (82)      (40)
Net Income (Loss)......................................    138        38        31       124

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Partnership discontinued its operations on May 31, 1997, following the closing of the sale of substantially all of its assets and the termination of the interim operating arrangements, and the Managing General Partner is in the process of winding up the business and liquidating the Partnership. The discussion of the Sale Agreement and the Liquidation is incorporated by reference to Item 1. The Partnership is presently collecting its remaining accounts receivable, paying vendors the remaining balances owed, and filing terminating Medicare and Medicaid cost reports.

LIQUIDITY AND CAPITAL RESERVES

     Cash and equivalent balances totaled $1,014,047 as of December 31, 1997, an increase of $744,798 compared to December 31, 1996, primarily due to cash received from the asset sale. Cash provided from operations increased from $189,488 in 1996 to $324,165 in 1997. This difference primarily resulted from collection of accounts receivable outstanding.

     Payments for capital expenditures were reduced from $12,408 in 1996 to $0 in 1997 because no capital expenditures were made in 1997 due to the asset sale.

     During 1997, the Partnership paid distributions to Limited Partners totaling $888 per unit, which includes $878 return of capital from sale proceeds returned to Limited Partners in the first two distributions of liquidation proceeds. The Partnership made the first installment of the liquidation proceeds totaling $7,909,791 or $725 per unit on May 12, 1997, and the second installment totaling $1,668,771 or $153 per unit on July 11, 1997.

     The Partnership will make a final distribution of remaining funds following the expiration of the periods within which claims for breach of representations and warranties, or other claims by Medicare, Medicaid or other third parties may be made against the Partnership either by contract or under applicable law.

RESULTS OF OPERATIONS

  Fiscal Year 1997 Compared to 1996

     The Partnership's net income for the year ended December 31, 1997 was $2,134,254, compared to $581,970 in the previous year. The increase was primarily due to the gains realized from the asset sale.

     Revenues and operating expenses for 1997 were $1,675,043 and $2,100,296, respectively, compared to $3,448,070 and $3,670,369 in 1996, the substantial differences primarily due to the fact that the Partnership suspended all business operations on May 31, 1997 and incurred substantial costs associated with the asset sale. As a result of the foregoing, a net operating income loss of $425,253 for 1997.

     Other income (expenses) reflects higher interest income in 1997 primarily due to interest earned on the proceeds from the asset sale.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the Partnership's two most recent fiscal years, the Partnership did not change accountants and had no disagreement with its accountants on any matters of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership has no directors or executive officers. QualiCorp Management, Inc. ("QMI"), a Delaware corporation, is the Managing General Partner of the Partnership. The directors and executive officers of QMI as of December 31, 1997 are listed below. Directors serve for one year or until the next annual meeting of stockholders of QMI or until their successors are elected and qualified. QMI is a wholly-owned subsidiary of QualiCorp, Inc., a Louisiana corporation. The directors and executive officers of QualiCorp, Inc. are also listed below. The relationship of the Managing General Partner to its Affiliates is described under the caption "Conflicts of Interest" at pages 28 through 30 of the Prospectus, which pages are specifically incorporated by reference herein.

     The executive officers of QMI and QualiCorp, Inc. are as follows:

NAME                                         AGE   POSITIONS AND RECENT PRINCIPAL OCCUPATIONS
----                                         ---   -------------------------------------------
John M. DeBlois............................  61    Chairman of the Board since 1981. Chairman
                                                   of the Board of Qualicare, Inc., a hospital
                                                   management company, from the mid 1970's to
                                                   1983.
John H. Stoddard...........................  55    President and Chief Financial Officer since
                                                   July 1, 1988. Senior Vice President of
                                                   Safecare Health Services, Inc., a health
                                                   care management company, from September 1,
                                                   1985 to March 1988. From May 1983 to August
                                                   1985, Treasurer, Continental Health
                                                   Services, a health care management company.
                                                   Prior to May 1983, was Vice
                                                   President -- Finance with Qualicare, Inc.

     Mr. DeBlois and Mr. Stoddard are Directors of QMI and Qualicorp, Inc. There are no family relationships among any of the above officers and/or directors.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. No director or officer of the Managing General Partner received any remuneration from the Partnership for the three years ended December 31, 1997. The Partnership paid to Qualicorp, Inc., the parent of QMI, the Managing General Partner $114,771 in 1997 as reimbursement for administrative expenses (primarily salaries) incurred during the year. In addition, during 1997, the Partnership paid to Qualicorp, Inc. $55,539 for property management fees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                             AMOUNT/NATURE
                                      NAME/ADDRESS           OF BENEFICIAL
      TITLE OF CLASS(1)          OF BENEFICIAL OWNER(2)      OWNERSHIP(3)    PERCENT OF CLASS(4)
-----------------------------  ---------------------------   -------------   -------------------
Partnership Units............  MacKenzie Patterson, Inc.*    1,205 Units      Approximately
                               1640 School Street                                 11.04%
                               Suite 100
                               Moraga, CA 94556

---------------

* JDF and Associates, LLC, Previously Owned Partnerships Income Fund II, L.P., Mackenzie Patterson Special Fund, L.P. Mackenzie Fund VI, Morago Gold, LLC, and certain of the foregoing parties' affiliates are entities commonly controlled by MacKenzie Patterson, Inc., which as of December 31, 1997, owned 1,205 (or approximately 11.04%) of the Partnership's outstanding units.

     No other person or group is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

SECURITY OWNERSHIP OF MANAGEMENT

     No executive officers and directors of QMI owned any units in the Partnership at December 31, 1997. QualiCorp, Inc., parent of QMI, the Partnership's Managing General Partner, held 44 units in the Partnership at December 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Qualicorp Inc., the parent of QMI, charged the following amounts for property management fees and administrative expenses to the Partnership during the periods shown:

           PROPERTY       ADMINISTRATIVE
  YEAR  MANAGEMENT FEES      EXPENSES
  ----  ---------------   --------------
  1997     $ 55,539          $114,771
  1996      132,974            84,896
  1995            0            80,278

     Under the Partnership Agreement, the General Partners are entitled to participate in distributions of the Partnership's Cash Flow as described under the caption "Management Compensation" at pages 24 through 26 of the Prospectus. Cash distributions of $8,210, $32,838 and $32,839, were made to the General Partners during 1997, 1996 and 1995, respectively. The General Partners also share in the Partnership's net profits and net losses.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report.

     1. The Partnership's financial statements and supplementary information appear in a separate section of this Form 10-K commencing on pages referenced below:

Independent Auditor's Report Financial Statements...........  F-1
  Balance Sheets............................................  F-2
  Statements of Operations..................................  F-3
  Statements of Partners' Capital...........................  F-5
  Statements of Cash Flow...................................  F-6
  Notes to Financial Statements.............................  F-8
Independent Auditor's Report on Information Accompanying the
  Basic Financial Statements................................  F-19
Schedule VIII -- Valuation and Qualifying Accounts and
  Reserves for Allowances for Doubtful Accounts.............  F-20
Schedule X -- Consolidated Supplementary Income Statement
  Information...............................................  F-21
Schedule XI -- Real Estate and Accumulated Depreciation.....  F-22

     2. Exhibits:

     Exhibits listed below which have been filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as if filed herewith.

     2. -- Purchase and Sale Agreement (the "Sale Agreement") dated February 3, 1997 (filed as an exhibit to the company's Form 8-K filed February 18, 1997, and as an appendix to the Partnership's Consent Solicitation Statement dated March 12, 1997).

     3-A. -- The Prospectus of the Registrant dated October 11, 1984 as supplemented August 8, 1985, August 14, 1985, October 2, 1985 and November 21, 1985 and filed pursuant to Rule 424(b) under the Securities Act of 1933 and Preliminary Supplement and Amendment Number 5 dated November 29, 1985 is hereby incorporated herein by reference.

     3-B. -- Amended and Restated Articles of Limited Partnership set forth as
             Exhibit A to the Prospectus, incorporated herein by reference.

     (b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, State of Georgia.

                                          MEDICAL INCOME PROPERTIES
                                          2B LIMITED PARTNERSHIP

                                          QUALICORP MANAGEMENT, INC.
                                            Managing General Partner

                                          By:     /s/ JOHN H. STODDARD
                                            ------------------------------------
                                                      John H. Stoddard
                                                 President, Director, Chief
                                              Financial Officer and Principal
                                                     Accounting Officer
Date: March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                    POSITION                  DATE
                        ----                                    --------                  ----

                 /s/ JOHN M. DEBLOIS                   Chairman of the Board           March 30, 1998
-----------------------------------------------------
                   John M. DeBlois

                /s/ JOHN H. STODDARD                   President, Director, Chief      March 30, 1998
-----------------------------------------------------    Financial Officer and
                  John H. Stoddard                       Principal Accounting
                                                         Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  27       --   Financial Data Schedule (for SEC use only)

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                                TABLE OF CONTENTS


                                                                  Page
                                                                  ----
Independent Auditors'  Report.................................    F-1

Financial Statements
   Balance Sheets.............................................    F-2
   Statements of Operations...................................    F-3  -  F-4
   Statements of Partners' Capital............................    F-5
   Statements of Cash Flows...................................    F-6  -  F-7
   Notes to Financial Statements..............................    F-8  -  F-18

Information Accompanying the Basic Financial Statements
   Independent Auditors' Report on Information................    F-19
     Accompanying the Basic Financial Statements
   Schedule of Valuation and Qualifying Accounts
     and Reserves for Allowances for Doubtful Accounts........    F-20
   Schedule of Consolidated Supplementary Income
     Statement Information....................................    F-21
   Schedule of Real Estate and Accumulated Depreciation.......    F-22

                  [SELF, MAPLES & COPELAND, P.C. LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT


To the Partners
Medical Income Properties 2B Limited Partnership

We have audited the balance sheets of Medical Income Properties 2B Limited Partnership as of December 31, 1997 and 1996 and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Income Properties 2B Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ Self, Maples & Copeland, P.C.

Oneonta, Alabama
January 23, 1998

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                         1997               1996
                                                      -----------       ------------
               ASSETS

Current assets
  Cash and cash equivalents                           $ 1,014,047       $    269,249
  Patient accounts receivable, net of allowance
     for doubtful accounts of $0 in 1997
     and $102,349 in 1996                                      --            616,404
  Estimated third-party payor settlements                  29,964            203,628
  Prepaid expense and other assets                          4,472             54,122
                                                      -----------       ------------
        Total current assets                            1,048,483          1,143,403

  Investment in joint ventures                         10,349,719          7,087,148
  Property and equipment, net of
     accumulated depreciation                                  --          2,855,196
  Deferred financing costs, net of
     accumulated amortization of
     $0 in 1997 and $1,743 in 1996                             --              1,744
                                                      -----------       ------------

          Total assets                                $11,398,202       $ 11,087,491
                                                      ===========       ============

       LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Current maturities of long-term debt                $        --       $     63,388
  Accounts payable                                         82,003            334,901
  Accrued payroll and payroll taxes                            --             73,433
  Accrued vacation                                             --             32,722
  Accrued insurance                                       120,000             10,657
  Accrued real estate taxes                                    --             75,096
  Accrued management fees                                      --             13,906
  Patient deposits and trust liabilities                       --             48,244
  Other accrued expenses                                  147,821              4,949
  Estimated third-party payor settlements                  58,292                 --
  Due to affiliates                                     9,600,409            840,835
                                                      -----------       ------------
       Total current liabilities                       10,008,525          1,498,131

Long-term debt, net of current maturities                      --            640,309
                                                      -----------       ------------

       Total liabilities                               10,008,525          2,138,440
                                                      -----------       ------------

Partners' capital (deficit)
  Limited partners                                      1,389,677          8,993,158
  General partners                                             --            (44,107)
                                                      -----------       ------------

       Total partners' capital                          1,389,677          8,949,051
                                                      -----------       ------------

       Total liabilities and partners' capital        $11,398,202       $ 11,087,491
                                                      ===========       ============


                 See accompanying notes to financial statements.

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                 1997               1996               1995
                                             -----------        -----------        -----------
Revenues
   Net patient service revenue               $ 1,672,843        $ 3,443,725        $ 3,428,541
   Other revenue                                   2,200              4,345              4,147
                                             -----------        -----------        -----------

      Total revenue                            1,675,043          3,448,070          3,432,688
                                             -----------        -----------        -----------

Operating expenses
   Professional care of patients               1,015,967          1,888,947          1,981,961
   Dietary                                       117,725            276,675            265,966
   Household and plant                           151,734            323,317            342,433
   General and administrative                    636,377            853,203            716,748
   Employee health and welfare                    80,778            182,010            190,721
   Depreciation and amortization                  36,077            146,217            150,534
   Lease                                          61,638                 --                 --
                                             -----------        -----------        -----------

      Total operating expenses                 2,100,296          3,670,369          3,648,363
                                             -----------        -----------        -----------

      Operating income (loss)                   (425,253)          (222,299)          (215,675)
                                             -----------        -----------        -----------

Other income (expenses)
   Interest income                               113,621                 --                 --
   Interest expense                              (15,886)           (58,603)           (92,668)
   Provider fees                                 (27,120)           (65,880)           (65,700)
   Partnership share of joint
      venture income                             143,690            928,752            705,096
                                             -----------        -----------        -----------

      Total other income
        (expenses)                               214,305            804,269            546,728
                                             -----------        -----------        -----------

      Income (loss) before recognition
        of property sales and loss
        on discontinued operations              (210,948)           581,970            331,053

Gain on sale of properties                     2,475,123                 --                 --
Loss from discontinued operations               (129,921)                --                 --
                                             -----------        -----------        -----------

      Net income                             $ 2,134,254        $   581,970        $   331,053
                                             ===========        ===========        ===========


                 See accompanying notes to financial statements.

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                            1997             1996           1995
                                         ----------        --------       --------
Net income attributable
   to limited partners                   $2,081,937        $541,232       $307,879
Net income attributable
   to general partners                       52,317          40,738         23,174
                                         ----------        --------       --------
                                         $2,134,254        $581,970       $331,053
                                         ==========        ========       ========

Net income (loss) per limited
  partnership unit outstanding:
     Continuing operations               $   (17.99)       $  49.62       $  28.23
     Sale of properties                      219.95              --             --
     Discontinued operations                 (11.08)             --             --
                                         ----------        --------       --------
        Net income (loss) per unit       $   190.88        $  49.62       $  28.23
                                         ==========        ========       ========



                 See accompanying notes to financial statements.

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                       Limited Partners            General
                                   Units           Amount          Partners           Total
                                  -------       -----------        --------        -----------
Partners' capital
  (deficit) at
  December 31, 1994               $10,907       $ 9,016,608        $(42,342)       $ 8,974,266

   Distributions to
   partners ($40.00 per
   limited partnership
   unit outstanding)                   --          (436,281)        (32,839)          (469,120)

   Net income                          --           307,879          23,174            331,053
                                  -------       -----------        --------        -----------

Partners' capital
  (deficit) at
  December 31, 1995                10,907         8,888,206         (52,007)         8,836,199

   Distributions to
   partners ($40.00 per
   limited partnership
   unit outstanding)                   --          (436,280)        (32,838)          (469,118)

   Net income                          --           541,232          40,738            581,970
                                  -------       -----------        --------        -----------

Partners' capital
  (deficit) at
  December 31, 1996                10,907         8,993,158         (44,107)         8,949,051

   Distributions to
   partners ($888.00 per
   limited partnership
   unit outstanding)                   --        (9,685,418)         (8,210)        (9,693,628)

   Net income (loss) before
   recognition of property
   sales and loss on
   discontinued operations             --          (196,182)        (14,766)          (210,948)

   Loss from discontinued
   operations                          --          (120,827)         (9,094)          (129,921)

   Gain on property sales              --         2,398,946          76,177          2,475,123
                                  -------       -----------        --------        -----------

Partners' capital
  at December 31, 1997            $10,907       $ 1,389,677        $     --        $ 1,389,677
                                  =======       ===========        ========        ===========


                 See accompanying notes to financial statements.

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                    1997               1996               1995
                                                -----------        -----------        -----------
Cash flows from operating activities:

  Cash received from patient care               $ 2,521,203        $ 3,708,915        $ 3,186,524
  Interest and dividends received                   113,621                 --                 --
  Other operating receipts                            2,200              4,345              4,147
  Cash paid to suppliers and
    employees                                    (2,269,853)        (3,399,289)        (3,516,545)
  Interest paid                                     (15,886)           (58,603)           (92,668)
  Provider fees                                     (27,120)           (65,880)           (65,700)
                                                -----------        -----------        -----------
  Net cash provided (used) by operations            324,165            189,488           (484,242)
                                                -----------        -----------        -----------

Cash flows from investing activities:

  Capital expenditures                                   --            (12,408)           (52,424)
  Capital contributions to joint ventures          (105,000)                --                 --
  Cash proceeds from the sale of property         8,974,614                 --                 --
  Distributions from joint
    ventures                                        287,277            876,302            330,905
                                                -----------        -----------        -----------
  Net cash provided (used) by
    investing activities                          9,156,891            863,894            278,481
                                                -----------        -----------        -----------

Cash flows from financing activities:

  Principal payments on long-term
    obligations                                      (5,759)           (59,300)           (53,492)
  Distributions to partners                      (9,693,628)          (469,118)          (469,120)
  Net related party transactions                    963,129           (297,078)           644,286
                                                -----------        -----------        -----------
  Net cash provided (used) by financing
    activities                                   (8,736,258)          (825,496)           121,674
                                                -----------        -----------        -----------
Net increase (decrease) in cash and
  cash equivalents                                  744,798            227,886            (84,087)

Cash and cash equivalents, beginning
  of year                                           269,249             41,363            125,450
                                                -----------        -----------        -----------
Cash and cash equivalents, end of year          $ 1,014,047        $   269,249        $    41,363
                                                ===========        ===========        ===========



                 See accompanying notes to financial statements.

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                    1997              1996             1995
                                                -----------        ---------        ---------
Reconciliation of net income to net cash
  provided by operating activities:

  Net income                                    $ 2,134,254        $ 581,970        $ 331,053
                                                -----------        ---------        ---------
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:

    Depreciation and amortization                    36,077          146,217          150,534
    Partnership share of joint
        venture income                             (143,690)        (928,752)        (705,096)
    Provision for losses on accounts
        receivable                                  106,747           15,177            7,625
    (Gain) loss on disposal of property          (2,475,123)              --               --
    (Increase) decrease in:
        Patient accounts receivable, net            509,657          148,657          130,735
        Estimated third-party payor
          settlements                               173,664          113,334         (258,259)
        Prepaid expenses and other assets             9,770          (11,978)          23,537
    Increase (decrease) in:
        Accounts payable                           (253,608)          99,749           26,905
        Accrued expenses                            195,803           13,880          (74,560)
        Estimated third-party payor
          settlements                                58,292               --         (122,118)
        Other liabilities                           (27,678)          11,234            5,402
                                                -----------        ---------        ---------
    Total adjustments                            (1,810,089)        (392,482)        (815,295)
                                                -----------        ---------        ---------
  Net cash provided (used) by
    operating activities                        $   324,165        $ 189,488        $(484,242)
                                                ===========        =========        =========



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

                  The general partners are QualiCorp Management, Inc. (a wholly-owned subsidiary of QualiCorp, Inc.) and QualiCorp Capital, Inc.

                  As described in Note 12, the Partnership has sold all its fixed and operating assets and is in the process of liquidating the remainder of its assets for distribution to the partners and subsequent dissolution.

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

                           - Second, 1% to the general partners and 99% to the limited partners until the capital account of each

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


                                    limited partner is equal to his capital
                                    investment; and

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

         (d)      Per Unit Information

                  Limited partnership information per unit is based on the number of units outstanding of 10,907 in 1997, 1996, and 1995.

         (e)      Patient Service Revenue

                  Patient service revenue is recorded at the nursing homes' established rates with contractual adjustments ($1,222,156 in 1997, $1,888,312 in 1996, and $1,832,743 in 1995), provision for uncollectible accounts, (bad debt expense of $106,747 in 1997, $15,177 in 1996, and $7,625 in 1995) and other discounts deducted to arrive at net patient service revenue.

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

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


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

         (i)      Uninsured Cash Balances

                  The Partnership maintains cash balances in several banks. Cash accounts at banks are insured by the FDIC for up to $100,000. The amount in excess of insured limits was approximately $1,058,170 (inclusive of unconsolidated joint ventures) at December 31, 1997.

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

         The condensed balance sheet information for the investments in joint ventures as of December 31, 1997 and 1996 and operating statement information for each of the years in the three-year period ending December 31, 1997 is as follows:

Katy                              1997             1996
----                           ----------       ----------
Current assets                 $  905,555       $2,501,874
Long-term assets                7,017,221        4,771,630
                               ----------       ----------

   Total assets                $7,922,776       $7,273,504
                               ==========       ==========

Current liabilities               192,769          860,008
Equity                          7,730,007        6,413,496
                               ----------       ----------
   Total liabilities
     and equity                $7,922,776       $7,273,504
                               ==========       ==========

Partnership's investment
  at December 31,
  1997 and 1996                $3,865,004       $3,206,748
                               ==========       ==========

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


Katy (con't.)
----
                                  1997             1996             1995
                               ----------       ----------       ----------
Revenues                       $2,301,862       $5,039,616       $4,985,129
Gain on sale                    1,056,481               --               --
Expenses                        2,227,982        4,385,765        4,362,005
                               ----------       ----------       ----------

   Net income                  $1,130,361       $  653,851       $  623,124
                               ==========       ==========       ==========

Humble                            1997             1996
------                         ----------       ----------
Current assets                 $  894,188       $1,498,372
Long-term assets                4,250,593        3,377,314
                               ----------       ----------

   Total assets                $5,144,781       $4,875,686
                               ==========       ==========

Current liabilities               264,265          677,478
Long-term liabilities                  --          631,250
Equity                          4,880,516        3,566,958
                               ----------       ----------

   Total liabilities
     and equity                $5,144,781       $4,875,686
                               ==========       ==========

Partnership's investment
  at December 31,
  1997 and 1996                $2,440,258       $1,783,479
                               ==========       ==========

                                  1997             1996             1995
                               ----------       ----------       ----------
Revenues                       $1,861,707       $4,415,307       $3,664,088
Gain on sale                    1,195,281               --               --
Expenses                        1,719,582        3,954,042        3,526,809
                               ----------       ----------       ----------

   Net income                  $1,337,406       $  461,265       $  137,279
                               ==========       ==========       ==========

Medical Park                      1997             1996
------------                   ----------       ----------
Current assets                 $  246,970       $1,699,553
Long-term assets                9,029,540        5,369,994
                               ----------       ----------

   Total assets                $9,276,510       $7,069,547
                               ==========       ==========

Current liabilities            $  372,943       $  743,586
Long-term liabilities                  --        1,704,860
Equity                          8,903,567        4,621,101
                               ----------       ----------

   Total liabilities
     and equity                $9,276,510       $7,069,547
                               ==========       ==========

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


Medical Park (con't.)
---------------------
Partnership's investment
  at December 31,
  1997 and 1996                $4,047,063       $2,100,682
                               ==========       ==========

                                  1997             1996             1995
                               ----------       ----------       ----------
Revenues                       $2,770,379       $6,396,385       $5,907,763
Gain on sale                    4,786,089               --               --
Expenses                        2,691,860        5,579,678        5,192,923
                               ----------       ----------       ----------
   Net income                  $4,864,608       $  816,707       $  714,840
                               ==========       ==========       ==========

         See Note 9 for contingency.

Note 4.  PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31:

                                       1997           1996
                                     -------       -----------
Land                                 $    --       $    90,000
Buildings and improvements                --         3,812,869
Furniture and equipment                   --           302,317
                                     -------       -----------
  Total                                   --         4,205,186
Accumulated depreciation
    and amortization                      --        (1,349,990)
                                     -------       -----------
    Net property and equipment       $    --       $ 2,855,196
                                     =======       ===========

Note 5.  LONG-TERM DEBT

         Long-term debt consisted of the following at December 31:

                                               1997                1996
                                               ----                ----
Industrial Revenue Bonds payable at
a variable rate of interest (7.755%
at December 31, 1996) with monthly
principal and interest payments
of $9,645. The interest rate is
adjusted every May 1 and November 1,
secured by real estate.                      $    --             $703,697

Less amounts due in one year
   or less                                        --               63,388
                                             -------             --------

                                             $    --             $640,309
                                             =======             ========

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


Note 6.  RELATED PARTY TRANSACTIONS

         QualiCorp, Inc. charged the Partnership $114,771 in 1997, $84,896 in 1996, and $80,278 in 1995 for administrative expenses (primarily salaries). QualiCorp, Inc. also charged the Partnership $55,539 in 1997 and $132,974 in 1996 for property management fees.

         Details of the amounts due to affiliates at December 31 are as follows:

                                                     1997            1996
                                                  ----------       --------
         Due to QualiCorp, Inc.                   $   14,468       $156,787
         Due to The Texas Joint Venture -
            Katy                                   3,508,610        184,075
            Humble                                 2,125,296         26,556
         Due to The Alabama Joint Venture -
            Medical Park                           3,665,680        473,417
         Due to MIP 2A                               286,355             --
                                                  ----------       --------
         Due to affiliates                        $9,600,409       $840,835
                                                  ==========       ========

         The Articles of Limited Partnership of the partnerships involved state that no General Partner shall have the authority to cause those partnerships to make loans other than in connection with the purchase, sale or disposition of partnership property. The Articles of Limited Partnership of those partnerships also state that the partnerships' funds may not be commingled with any other entities' funds except as necessary for the operation of those partnerships.

         At December 31, 1996, the Partnership had borrowed $286,355 from the other entities.

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

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


                                   1997             1996           1995
                                ----------        --------       --------
Net income as reported          $2,134,254        $581,970       $331,053
Adjustments:
 Depreciation differences            8,779          17,720         41,967
 Gain on sale                        3,116              --             --
 Bad debt reserve                 (173,224)         33,238         46,191
 Vacation accrual                 (124,448)         14,263         15,019
 Insurance deductible                   --              --        (51,636)
 Nondeductible travel
  and entertainment                  6,507          14,080         16,165
                                ----------        --------       --------

 Federal taxable income         $1,854,984        $661,271       $398,759
                                ==========        ========       ========

Federal taxable income
 per limited partnership
 unit outstanding               $   165.28        $  56.38       $  34.00
                                ==========        ========       ========


Note 8.  CONTRACTUAL AGREEMENTS

         In 1988, the Partnership entered into a management agreement whereby the Manager was required to perform certain services. The agreement had an initial five-year term with one additional five-year option that was exercised in 1993. Fees were based on 6% of gross collected operating revenues through June 30, 1992. Thereafter they were based on 5% of gross collected operating revenues, but not less than $140,000 in a calendar year and were increased by an inflation factor after 1992. The Manager had a right of first refusal to match a bona fide offer made by an outside party to purchase or lease the nursing home. The management agreement, as amended, contained a termination clause.

         The management agreement was amended on January 1, 1995. The amendment called for a fixed monthly management fee of $13,371 with a cost of living factor equal to the greater of 4% per annum or the increase in the Consumer Price Index or such other measure mutually agreeable to the parties. The agreement expires December 31, 1998. The termination on sale clause was amended to base the fee on a sum equal to the discounted present value of the monthly management fee as of the date of termination of the agreement times the number of months remaining in the management agreement discounted to the date of termination at an annual interest rate of ten percent (10%). In addition, the parties agreed to terminate the Manager's right of first refusal.

         Commencing January 1, 1996, the Management Agreement was extended for a period of up to a maximum of eighteen months by one month for every month after January 1, 1996 in which the parties are engaged in the process of attempting to sell the Facilities. In the event of a sale of the Facilities, the termination on sale fee described

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


         above would be discounted to the date of termination at an annual rate of ten percent (10%) and then further discounted by a factor of thirty-three and one-third percent (33 1/3%). The sale as described in
         Note 12 includes the terminating settlement.

         Management fees charged to the partnership were $72,026 in 1997, $166,875 in 1996, and $160,456 in 1995.

         Pursuant to the sales agreement described in Note 12, on April 1, 1997, the Partnership entered into a triple net lease with Omega HealthCare Investors, Inc. (Omega) to lease all of the properties the Partnership had previously sold to Omega. The lease expired on December 31, 1997 subject to various extension/termination rights of the Lessor. The Lessor exercised its option to terminate the lease on May 31, 1997. The lease payment was based on a fixed amount of base rent plus the net of the remainder of gross revenue over operating expenses. The base rental lease expense for the two months was $52,476 and gross revenue was $9,162 in excess of operating expense for the same period. Total operating lease expense was $61,638.

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

Note 10. CONCENTRATIONS IN REVENUE SOURCES

         The Partnership provides patient care services under various third party agreements. The principal sources of revenue under these contracts are derived primarily through the Medicaid and Medicare programs, as well as contracts with private pay patients who do not qualify for assistance from the other programs. The percentage of the Joint Venture's income from each of these sources for the years ended December 31, 1997, 1996, and 1995 is as follows:

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


                                      1997           1996           1995
                                     ------         ------         ------
         Private pay patients          8.12%         12.05%         11.34%
         Medicaid                     37.66%         48.03%         47.47%
         Medicare                     54.22%         39.92%         41.19%
                                     ------         ------         ------
            Total                    100.00%        100.00%        100.00%
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

                  The financial instruments of the Company are short-term assets and liabilities whose carrying amounts reported in the balance sheet approximate fair value. These items include cash, accounts receivable and accounts payable.

Note 12. SALE OF ASSETS

         On February 3, 1997, Medical Income Properties 2B Limited Partnership entered into a purchase agreement with Omega HealthCare Investors, Inc. to sell all of the real and personal property of the nursing home facilities.

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


         The purchase price was allocated among the facilities as follows:

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
                                                       ===========

         Proceeds from the sale were reduced by expenses incurred as a result of the sale, cash offsets for liabilities assumed by the buyer and existing indebtedness. These payments approximated $3,400,000. They included $937,411 for termination of the management agreement as explained in Note 8.

         The closing took place on March 31, 1997. Approximately $413,350 of these proceeds were set aside in a joint signature account for the purpose of securing all of the seller's obligations under the purchase agreement. These funds will be available to the Partnership in the event that these obligations do not exceed the funds held in escrow.

         As described in Note 8, the Partnership continued to operate   the
         nursing homes until May 31, 1997.

         In conjunction with the above sale, Omega HealthCare Investors, Inc. agreed to a similar purchase of assets from RWB Medical Properties Limited Partnership IV, of which an officer of QualiCorp, Inc. owns either directly or indirectly a 21.53% interest. This sale related to a 131 bed nursing home in Patterson, Louisiana and the purchase price for the assets was $5,350,000.

                   [SELF, MAPLES & COPELAND, P.C. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT
                            ON ADDITIONAL INFORMATION



To the Partners
Medical Income Properties 2B Limited Partnership

Our report on our audit of the basic financial statements of Medical Income Properties 2B Limited Partnership for 1997 appears on page 1. That audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts and Reserves, Schedule of Consolidated Supplementary Income Statement Information, and Schedule of Real Estate and Accumulated Depreciation are presented for purposes of additional analysis and are not required parts of the basic financial statements. Such information has been subjected to the auditing procedures applied to the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Self, Maples & Copeland, P.C.

Oneonta, Alabama
January 23, 1998

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP
                                  SCHEDULE VIII
                      VALUATION AND QUALIFYING ACCOUNTS AND
                  RESERVES FOR ALLOWANCES FOR DOUBTFUL ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                      1997            1996          1995
                                   ---------        --------       -------
Balance at beginning of year       $ 102,349        $ 54,188       $35,327


Charged to patient service
  revenues                          (209,096)         32,984        11,236

Write-offs                           106,747          15,177         7,625
                                   ---------        --------       -------

Balance at end of year             $      --        $102,349       $54,188
                                   =========        ========       =======

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP
                                   SCHEDULE X
             CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                       1997           1996             1995
                                     --------       --------       ----------
Professional care of patients
    Nursing salaries and wages       $426,414       $986,150       $1,016,764
    Ancillary service expense         455,646        678,357          713,913
    Supplies                           54,922         89,576          108,192
    Temporary labor                    18,838            939            8,423

General and administrative
    Salaries and wages                 46,422         93,837           87,897
    Accounting and auditing            23,470         46,552           42,807
    Insurance                         179,013        150,623          161,912
    Property tax                       30,534         73,649           76,239
    Management fees                    72,026        166,875          160,456
    Property management fees           55,539        132,974               --
    Cost reimbursement                114,771         84,896           80,278

Dietary
   Food cost                           57,496        134,948          128,930

Household and plant
   Repairs and maintenance             15,110         10,212           23,852
   Utilities                           52,501        126,040          120,078

Depreciation                         $ 36,023       $145,999       $  150,316
                                     ========       ========       ==========

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP
                                   SCHEDULE XI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997


                                         INITIAL COST             COSTS CAPITALIZED         GROSS AMOUNT AT WHICH CARRIED
                                       TO PARTNERSHIP(A)            SUBSEQUENT TO             AS OF DISPOSITION DATE(B)
                                                                     ACQUISITION
                                               BUILDING AND                   CARRYING               BUILDING AND
   DESCRIPTION        ENCUMBRANCES    LAND     IMPROVEMENTS   IMPROVEMENTS      COST       LAND      IMPROVEMENTS       TOTAL
-------------------   ------------   -------   ------------   ------------    --------    -------    ------------     ----------
EDWARDSVILLE - EAST   $          0   $90,000   $ 3,660,000      $178,591      $276,595    $90,000     $4,115,186      $4,205,186
                      ============   =======   ===========      ========      ========    =======     ==========      ==========

                                                                       LIFE ON WHICH
                                                                        DEPRECIATION
                                                                         IN LATEST
                                                                        STATEMENT OF
                         ACCUMULATED        DATE OF        DATE         OPERATION IS
   DESCRIPTION          DEPRECIATION      CONSTRUCTION    ACQUIRED        COMPUTED
-------------------     ------------      ------------    --------     -------------
EDWARDSVILLE - EAST     $ 1,386,013           1987        05/01/88     5 TO 30 YEARS
                        ===========



(A) The initial cost to the Partnership represents the original purchase price of the properties.

(B) The aggregate cost of real estate owned at the date of disposition for Federal Income tax purposes was approximately $4,140,355.

(C) Reconciliation of real estate owned at December 31, 1997, 1996, and 1995:





                                           1997             1996             1995
                                     ----------       ----------       ----------
Balance at beginning of period       $4,205,186       $4,192,779       $4,140,355
Additions                                     0           12,407           52,424
Reductions                            4,205,186                0                0
                                     ----------       ----------       ----------
Balance at end of period             $        0       $4,205,186       $4,192,779
                                     ==========       ==========       ==========



(D)      Reconciliation of accumulated depreciation:


Balance at beginning of period       $1,349,990       $1,203,992       $1,053,675
Depreciation expense                     36,023          145,998          150,317
Reductions                            1,386,013                0                0
                                     ----------       ----------       ----------
Balance at end of period             $        0       $1,349,990       $1,203,992
                                     ==========       ==========       ==========

                            THE ALABAMA JOINT VENTURE

                              FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                            THE ALABAMA JOINT VENTURE

                                TABLE OF CONTENTS


                                                            Page
                                                            ----
Independent Auditors' Report..............................  F-1

Financial Statements
   Balance Sheets.........................................  F-2
   Statements of Operations...............................  F-3
   Statements of Partners' Capital........................  F-4
   Statements of Cash Flows...............................  F-5  -  F-6
   Notes to Financial Statements..........................  F-7  -  F-14

Information Accompanying the Basic Financial Statements
   Independent Auditors' Report on Information............  F-15
     Accompanying the Basic Financial Statements
   Schedule of Valuation and Qualifying Accounts
     and Reserves for Allowances for Doubtful Accounts....  F-16
   Schedule of Supplementary Income
     Statement Information................................  F-17
   Schedule of Real Estate and Accumulated Depreciation...  F-18

                   [SELF, MAPLES & COPELAND, P.C. LETTERHEAD]




                          INDEPENDENT AUDITORS' REPORT


To the Partners
The Alabama Joint Venture

We have audited the balance sheets of The Alabama Joint Venture as of December 31, 1997 and 1996 and the related statements of operations, partners' capital and cash flows for each of the three years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Alabama Joint Venture as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/ Self, Maples & Copeland, P.C.

Oneonta, Alabama
January 23, 1998

                            THE ALABAMA JOINT VENTURE

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                     1997            1996
                                                  ----------      ----------
               ASSETS

Current assets
  Cash and cash equivalents                       $   91,297      $  491,979
  Marketable securities                                   --         250,100
  Patient accounts receivable, net of
     allowance for doubtful accounts of
     $0 in 1997 and $38,502 in 1996                       --         511,724
  Interest receivable                                     --           1,320
  Estimated third-party payor settlements            148,226         429,090
  Prepaid expenses and other assets                    7,447          15,340
                                                  ----------      ----------
     Total current assets                            246,970       1,699,553

Property and equipment, net of accumulated
   depreciation and amortization                          --       4,383,681
Due from affiliates                                9,029,540         980,471
Deferred financing costs, net of
   accumulated amortization of $0
   in 1997 and $14,780 in 1996                            --           5,842
                                                  ----------      ----------

      Total assets                                $9,276,510      $7,069,547
                                                  ==========      ==========

    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Current maturities of long-term debt            $       --      $  163,667
  Accounts payable                                        --         254,902
  Accrued payroll and payroll taxes                       --          86,000
  Accrued vacation                                        --          86,243
  Accrued insurance                                       --           8,489
  Accrued management fees                                 --          24,833
  Estimated third-party payor settlements            372,943          58,291
  Patient deposits and trust liabilities                  --          39,668
  Other accrued expenses                                  --          21,493
                                                  ----------      ----------
     Total current liabilities                       372,943         743,586

  Long-term debt, net of current maturities               --       1,704,860
                                                  ----------      ----------

     Total liabilities                               372,943       2,448,446
                                                  ----------      ----------

Partners' capital                                  8,903,567       4,621,101
                                                  ----------      ----------

     Total liabilities and partners' capital      $9,276,510      $7,069,547
                                                  ==========      ==========


                 See accompanying notes to financial statements.

                            THE ALABAMA JOINT VENTURE

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                         1997              1996              1995
                                     -----------       -----------       -----------
Revenues
   Net patient service revenue       $ 2,733,185       $ 6,393,242       $ 5,903,666
   Other revenue                           1,309             3,143             4,097
                                     -----------       -----------       -----------

      Total revenue                    2,734,494         6,396,385         5,907,763
                                     -----------       -----------       -----------

Operating expenses
   Professional care of
     patients                          1,396,400         3,025,669         2,698,179
   Dietary                               214,700           517,954           479,390
   Household and plant                   222,241           483,065           476,219
   General and administrative            267,785           753,975           727,852
   Employee health and welfare           113,185           253,917           236,830
   Depreciation and
     amortization                         57,755           232,160           252,043
   Lease                                 296,918                --                --
                                     -----------       -----------       -----------

      Total operating expenses         2,568,984         5,266,740         4,870,513
                                     -----------       -----------       -----------

      Operating income                   165,510         1,129,645         1,037,250
                                     -----------       -----------       -----------

Other income (expenses)
   Interest income                        35,885            54,842            72,267
   Interest expense                      (46,629)         (184,787)         (211,684)
   Provider fees                         (76,247)         (182,993)         (182,993)
                                     -----------       -----------       -----------

      Total other income
        (expenses)                       (86,991)         (312,938)         (322,410)
                                     -----------       -----------       -----------

      Income before recognition
        of property sales                 78,519           816,707           714,840

Gain on sale of properties             4,786,089                --                --
                                     -----------       -----------       -----------

      Net income                     $ 4,864,608       $   816,707       $   714,840
                                     ===========       ===========       ===========



                 See accompanying notes to financial statements.

                            THE ALABAMA JOINT VENTURE

                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                    MEDICAL INCOME PROPERTIES
                                      LIMITED PARTNERSHIPS
                                  -----------------------------
                                      2A                2B               TOTAL
                                  -----------       -----------       -----------
Partners' capital at
  December 31, 1994               $ 2,428,501       $ 2,024,098       $ 4,452,599

  Distributions to
   partners                           (49,095)          (40,905)          (90,000)

  Net income                          389,945           324,895           714,840

  Unrealized gain on
    marketable securities
    available for sale                 10,944             9,119            20,063
                                  -----------       -----------       -----------

Partners' capital at
  December 31, 1995                 2,780,295         2,317,207         5,097,502

  Distributions to
   partners                          (703,695)         (586,305)       (1,290,000)

  Net income                          445,514           371,193           816,707

  Unrealized loss on
    marketable securities
    available for sale                 (1,695)           (1,413)           (3,108)
                                  -----------       -----------       -----------

Partners' capital at
  December 31, 1996                 2,520,419         2,100,682         4,621,101

  Distributions to
    partners                         (317,790)         (264,776)         (582,566)

  Income before recognition
    of property sales                  42,832            35,687            78,519

  Gain on sale of properties        2,610,812         2,175,277         4,786,089

  Unrealized gain on
    marketable securities
    available for sale                    231               193               424
                                  -----------       -----------       -----------

Partners' capital at
  December 31, 1997               $ 4,856,504       $ 4,047,063       $ 8,903,567
                                  ===========       ===========       ===========


                 See accompanying notes to financial statements.

                            THE ALABAMA JOINT VENTURE

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                  1997              1996              1995
                                              -----------       -----------       -----------
Cash flows from operating activities:

  Cash received from patient care             $ 3,840,425       $ 6,600,341       $ 5,201,651
  Interest received                                37,729            58,042            69,594
  Other operating receipts                          1,309             3,143             4,097
  Cash paid to suppliers and
    employees                                  (2,961,694)       (5,052,207)       (4,479,328)
  Interest paid                                   (46,629)         (184,787)         (211,684)
  Provider fees                                   (76,247)         (182,993)         (182,993)
                                              -----------       -----------       -----------

  Net cash provided (used) by operations          794,893         1,241,539           401,337
                                              -----------       -----------       -----------

Cash flows from investing activities:

  Capital expenditures                            (11,441)         (238,835)         (130,636)
  Purchases of marketable securities                   --                --          (252,099)
  Maturities of marketable securities             250,000           700,000           293,993
                                              -----------       -----------       -----------

  Net cash provided (used) by investing
    activities                                    238,559           461,165           (88,742)
                                              -----------       -----------       -----------


Cash flows from financing activities:

  Payments on long-term debt and
    lease obligations                             (12,255)         (163,667)         (165,037)
  Distributions to partners                      (582,566)       (1,290,000)          (90,000)
  Net related party transactions                 (839,313)          (54,679)         (160,872)
                                              -----------       -----------       -----------

  Net cash provided (used) by
    financing activities                       (1,434,134)       (1,508,346)         (415,909)
                                              -----------       -----------       -----------


Net increase (decrease) in cash and
  cash equivalents                               (400,682)          194,358          (103,314)

Cash and cash equivalents, beginning
  of year                                         491,979           297,621           400,935
                                              -----------       -----------       -----------

Cash and cash equivalents, end of year        $    91,297       $   491,979       $   297,621
                                              ===========       ===========       ===========



                 See accompanying notes to financial statements.

                            THE ALABAMA JOINT VENTURE

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                    1997              1996            1995
                                                -----------       -----------       ---------
RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES

  Net income                                    $ 4,864,608       $   816,707       $ 714,840
                                                -----------       -----------       ---------

  Adjustments to reconcile net income
  to net cash provided by operating
  activities:

    Depreciation and amortization                    57,755           232,160         252,043
    Provision for losses on accounts
      receivable                                     (6,996)           33,872          32,956
    (Gain) loss on disposal of property          (4,786,089)               --              --
    (Increase) decrease in:
        Patient accounts receivable, net            518,720            98,202        (253,138)
        Interest receivable, securities
          premium amortization, and
          securities discount accretion               1,844             3,200              54
        Estimated third-party payor
          settlements                               280,864            16,734        (413,954)
        Prepaid expenses and other assets           (82,522)           10,310          29,869
    Increase (decrease) in:
        Accounts payable                           (254,902)          (62,979)        158,732
        Accrued expenses                            (88,916)           27,161         (56,318)
        Estimated third-party payor
          settlements                               314,652            58,291         (70,606)
        Other liabilities                           (24,125)            7,881           6,859
                                                -----------       -----------       ---------
    Total adjustments                            (4,069,715)          424,832        (313,503)
                                                -----------       -----------       ---------

  Net cash provided (used) by operations        $   794,893       $ 1,241,539       $ 401,337
                                                ===========       ===========       =========

Supplemental schedule of noncash investing and financing activities:

  Unrealized (gain) loss on marketable
    securities available for sale               $      (424)      $     3,108       $ (20,063)
                                                ===========       ===========       =========


                 See accompanying notes to financial statements.

                           THE ALABAMA JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Organization

                  The Alabama Joint Venture was formed on July 1, 1988, and is engaged in the business of acquiring, operating and holding for investment purposes, income-producing, health care related properties, primarily nursing homes. The joint venture partners are Medical Income Properties 2A Limited Partnership (MIP2A) and Medical Income Properties 2B Limited Partnership (MIP2B). Medical Income Properties 2A Limited Partnership owns 54.55% of the Joint Venture while Medical Income Properties 2B Limited Partnership owns 45.45% of the Joint Venture. Both partners are part of a series of three Delaware limited partnerships as represented by a Partnership Prospectus dated October 22, 1986. The Alabama Joint Venture owned and operated one nursing home in Alabama.

                  As described in Note 11, the Partnership has sold all its fixed and operating assets and is in the process of liquidating the remainder of its assets for distribution to the partners and subsequent dissolution.

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

         (d)      Patient Service Revenue

                  Patient service revenue is recorded at the nursing home's established rates with contractual adjustments ($931,191 in 1997, $1,615,337 in 1996 and $1,536,130 in 1995), provision for uncollectible accounts, (bad debt expense (recovery) of ($6,996) in 1997, $33,872 in 1996 and $32,956 in 1995) and
                  other discounts deducted to arrive at net patient service revenue.

                  Net patient service revenue includes amounts estimated by management to be reimbursable by Medicare, Medicaid and other

                           THE ALABAMA JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS

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

         (h)      Uninsured Cash Balances

                  The Joint Venture maintains cash balances in several banks. Cash accounts at banks are insured by the FDIC for up to $100,000. The amount in excess of insured limits was approximately $359,216 at December 31, 1996.

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

                           THE ALABAMA JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS

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

Note 3.  MARKETABLE SECURITIES

         Marketable securities consist of U.S. Treasury securities. The following schedule summarizes marketable securities activity for the years ended December 31, 1997 and 1996.

                                             1997            1996
                                          ---------       ---------
Beginning balance, at amortized cost      $ 250,524       $ 952,829
Redemption of investments                  (250,000)       (700,000)
Net amortization of premiums and
  accretion of discounts                       (524)         (2,305)
                                          ---------       ---------

Amortized cost                                   --         250,524

Gross unrealized gain (loss)                     --            (424)
                                          ---------       ---------

Fair value                                $      --       $ 250,100
                                          =========       =========

                           THE ALABAMA JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS


Note 4.  PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31:

                                      1997             1996
                                    -------      -----------
Land                                $    --      $   400,000
Buildings and improvements               --        5,473,692
Furniture and equipment                  --          585,827

  Total                                  --        6,459,519
Accumulated depreciation
  and amortization                       --       (2,075,838)

                                    -------      -----------
    Net property and equipment      $    --      $ 4,383,681
                                    =======      ===========

Note 5.  LONG-TERM DEBT

         Long-term at debt December 31 was as follows:

                                      1997             1996
                                    -------         ----------
Mortgage notes with interest
at prime plus 1% (9.25% at
December 31, 1996) payable
in 60 payments of $13,639 plus
interest                            $    --         $1,868,527

Less amounts due in one year
   or less                               --            163,667
                                    -------         ----------
                                    $    --         $1,704,860
                                    =======         ==========


         The mortgage note was secured by all real estate owned by the Joint Venture, as well as the real estate owned by The Texas Joint Venture. Both the Joint Venture and The Texas Joint Venture are jointly owned by the Medical Income Properties 2A Limited Partnership (MIP2A) and the Medical Income Properties 2B Limited Partnership (MIP2B). The General Partner of MIP2A and MIP2B had guaranteed the debt, as well as pledged its stock and partnership interest. The management company (See Note 6) had also guaranteed the debt and entered into a negative pledge agreement whereby it would not pledge, transfer or encumber its stock while the loan was outstanding. All management fees are subordinate to the debt. The loan document contained restrictive covenants associated with ratio and earnings requirements. Management is not aware of any conditions that existed that would have caused them to be in noncompliance with these requirements.

                           THE ALABAMA JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS


Note 6.  CONTRACTUAL AGREEMENTS

         On July 1, 1988, the Joint Venture entered into a management agreement whereby the Manager was required to perform certain services. The agreement had an initial five-year term with one additional five-year option. Fees were based on 6% of gross collected operating revenues through June 30, 1993. Thereafter they were based on 5% of gross collected operating revenues, but not less than $250,000 in a calendar year and were increased by an inflation factor after 1992. These fees were subordinated to the outstanding mortgage debt (See Note 5). The Manager had a right of first refusal to match a bona fide offer made by an outside party to purchase or lease the nursing home. The management agreement, as amended, contained a termination clause.

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

         Commencing January 1, 1996, the Management Agreement was extended for a period of up to a maximum of eighteen months by one month for every month after January 1, 1996 in which the parties are engaged in the process of attempting to sell the Facility. In the event of a sale of the Facility, the termination on sale fee described above would be discounted to the date of termination at an annual rate of ten percent (10%) and then further discounted by a factor of thirty-three and one-third percent (33 1/3%). The sale, as described in Note 11, includes the terminating settlement.

         Management fees charged to the Joint Venture were $122,816 in 1997, $297,990 in 1996, and $286,529 in 1995.

         Pursuant to the sales agreement described in Note 11, on April 1, 1997, the Partnership entered into a triple net lease with Omega HealthCare Investors, Inc. (Omega) to lease all of the properties the Partnership had previously sold to Omega. The lease expired on December 31, 1997 subject to various extension/termination rights of the Lessor. The lessor exercised its option to terminate the lease on May 31, 1997. The lease payment was based on a fixed amount of base rent plus the net of the remainder of gross revenue over operating expenses. The base rental lease expense for the two

                           THE ALABAMA JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS


         months was $219,112 and gross revenue was $77,806 in excess of operating expense for the same period. Total operating lease expense was $296,918.

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

                                     1997             1996            1995
                                 -----------       ---------       ---------
Net income as reported           $ 4,864,608       $ 816,707       $ 714,840
Adjustments:
   Gain on sale                       34,953              --              --
   Depreciation differences            1,009          (1,935)         27,157
   Bad debt reserve                  (38,502)         (4,182)        (23,316)
   Nondeductible travel and
    entertainment                        364           3,407           2,534
   Accrued insurance                      --              --          (8,000)
   Vacation accrual                  (86,246)         14,429           1,204
                                 -----------       ---------       ---------
Federal taxable income           $ 4,776,186       $ 828,426       $ 714,419
                                 ===========       =========       =========

Note 8.  RELATED PARTY TRANSACTIONS

         Amounts due from affiliates at December 31 are stated as follows:

                                      1997            1996
                                   ----------       --------
         Due from MIP2A            $5,363,860       $507,054
         Due from MIP2B             3,665,680        473,417
                                   ----------       --------
         Due from affiliates       $9,029,540       $980,471
                                   ==========       ========

         See Footnote 11 for sale of affiliated assets.

Note 9.  CONCENTRATIONS IN REVENUE SOURCES

         The Joint Venture provides patient care services under various third party agreements. The principal sources of revenue under these contracts are derived primarily through the Medicaid and Medicare programs, as well as contracts with private pay patients who do not qualify for assistance from the other programs. The percentage of

                           THE ALABAMA JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS

         the Joint Venture's income from each of these sources for the years ended December 31, 1997, 1996, and 1995 is as follows:

                             1997          1996          1995
                            ------        ------        ------
Patients and sponsors        10.58%        10.28%        14.25%
Medicaid                     49.90%        55.54%        49.53%
Medicare                     39.52%        34.18%        36.22%
                            ------        ------        ------
   Total                    100.00%       100.00%       100.00%
                            ======        ======        ======

         The percentage attributable to private pay patients includes only amounts due for services where the primary payer is a private source. The Medicaid and Medicare percentages include amounts due from those programs as well as the patient's financial responsibility incurred under these contracts.

Note 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                  The financial instruments of the Company are short-term assets and liabilities whose carrying amounts reported in the balance sheet approximate fair value. These items include cash, accounts receivable and accounts payable.

Note 11. SALE OF ASSETS

         On February 3, 1997, Medical Income Properties 2A Limited Partnership and Medical Income Properties 2B Limited Partnership, the general partners of The Alabama Joint Venture, entered into a purchase agreement with Omega HealthCare Investors, Inc. to sell all of the real and personal property of the 183 bed nursing home known as Medical Park Convalescent Center.

                           THE ALABAMA JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS

         The purchase price allocated to Medical Park was $9,950,000. The closing took place on March 31, 1997. Approximately $362,000 of these proceeds were set aside in a joint signature account for the purpose of securing all of the seller's obligations under the purchase agreement. These funds are being held by the general partners and will be available to the Partnership in the event that these obligations do not exceed the funds held in escrow.

         Proceeds from the sale were reduced by expenses incurred as a result of the sale, cash offsets for liabilities assumed by the buyer and existing indebtedness. These payments appoximated $2,658,000. They included $560,792 for termination of the management agreement as explained in Note 6.

         As described in Note 6, the Partnership continued to operate the nursing home until May 31, 1997.

         In conjunction with the above sale, Omega HealthCare Investors, Inc. had agreed to a similar purchase of assets from RWB Medical Properties Limited Partnership IV, of which an officer of QualiCorp, Inc. owns either directly or indirectly a 21.53% interest. This sale related to a 131 bed nursing home in Patterson, Louisiana and the purchase price for the assets was $5,350,000.

                   [SELF, MAPLES & COPELAND, P.C. LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT
                            ON ADDITIONAL INFORMATION


To the Partners
The Alabama Joint Venture

Our report on our audits of the basic financial statements of The Alabama Joint Venture for 1997 appears on page 1. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts and Reserves for Allowances for Doubtful Accounts, Schedule of Consolidated Supplementary Income Statement Information, and Schedule of Real Estate and Accumulated Depreciation are presented for purposes of additional analysis and are not required parts of the basic financial statements. Such information has been subjected to the auditing procedures applied to the audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/s/ Self, Maples & Copeland, P.C.

Oneonta, Alabama
January 23, 1998

                            THE ALABAMA JOINT VENTURE
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                AND RESERVES FOR ALLOWANCES FOR DOUBTFUL ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                    1997           1996           1995
                                  --------       --------       --------
Balance at beginning of year      $ 38,502       $ 42,684       $ 66,000

Charged to patient service
     revenue                       (31,506)       (38,054)       (56,272)

Write-offs and (recoveries)         (6,996)        33,872         32,956
                                  --------       --------       --------

Balance at end of year            $     --       $ 38,502       $ 42,684
                                  ========       ========       ========

                            THE ALABAMA JOINT VENTURE
                                   SCHEDULE X
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                     1997             1996            1995
                                   ---------       ----------      ----------
Professional care of patients
   Salaries and wages              $ 783,014       $1,808,353      $1,657,908
   Ancillary service expense         466,673          851,387         629,505
   Supplies                           41,222          109,716         123,550

General and administrative
   Salaries and wages                 83,169          121,619         118,380
   Accounting and auditing            33,040           58,340          49,491
   Insurance                         (20,713)         180,348         155,990
   Property tax                       11,110           25,496          25,491
   Management fees                   122,816          297,990         286,529

Dietary
   Food cost                          96,623          252,802         228,560

Household and plant
   Repairs and maintenance            16,426           30,625          52,658
   Utilities                          54,233          128,941         112,945

Depreciation                       $  56,724       $  228,035      $  247,918
                                   =========       ==========      ==========

                           THE ALABAMA JOINT VENTURE
                                  SCHEDULE XI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997



                                        INITIAL COST          COSTS CAPITALIZED        GROSS AMOUNT AT WHICH CARRIED
                                     TO PARTNERSHIP(A)          SUBSEQUENT TO            AS OF DISPOSITION DATE(B)
                                                                 ACQUISITION
                                            BUILDING AND                CARRYING              BUILDING AND
  DESCRIPTION     ENCUMBRANCES     LAND     IMPROVEMENTS  IMPROVEMENTS    COST       LAND     IMPROVEMENTS      TOTAL
---------------   ------------   --------   ------------  ------------  --------   --------   -----------    ----------
MEDICAL PARK           $0        $400,000    $4,700,000     $991,688    $379,272   $400,000    $6,070,960    $6,470,960


                                                               LIFE ON WHICH
                                                                DEPRECIATION
                                                                 IN LATEST
                                                                STATEMENT OF
                    ACCUMULATED       DATE OF       DATE        OPERATION IS
  DESCRIPTION      DEPRECIATION    CONSTRUCTION   ACQUIRED        COMPUTED
---------------    ------------    ------------   --------     -------------
MEDICAL PARK        $2,132,562         1967       05/01/88      5 TO 30 YEARS


(A) The initial cost to the Partnership represents the original purchase price of the properties.

(B) The aggregate cost of real estate owned at the date of disposition for Federal Income tax purposes was approximately $6,452,659.

(C) Reconciliation of real estate owned at December 31, 1997, 1996, and 1995:


                                        1997            1996            1995
                                    ----------      ----------      ----------
Balance at beginning of period      $6,459,519      $6,220,684      $6,090,048
Additions                               11,441         238,835         130,636
Reductions                           6,470,960               0               0
                                    ----------      ----------      ----------
Balance at end of period            $        0      $6,459,519      $6,220,684
                                    ==========      ==========      ==========

(D)      Reconciliation of accumulated depreciation:


Balance at beginning of period      $2,075,838      $1,847,803      $1,594,024
Depreciation expense                    56,724         228,035         253,779
Reductions                           2,132,562               0               0
                                    ----------      ----------      ----------
Balance at end of period            $        0      $2,075,838      $1,847,803
                                    ==========      ==========      ==========

                             THE TEXAS JOINT VENTURE

                              FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                             THE TEXAS JOINT VENTURE

                                TABLE OF CONTENTS


                                                            Page
                                                            ----
Independent Auditors' Report..............................  F-1

Financial Statements
   Balance Sheets.........................................  F-2
   Statements of Operations...............................  F-3
   Statements of Partners' Capital........................  F-4
   Statements of Cash Flows...............................  F-5 - F-6
   Notes to Financial Statements..........................  F-7 - F-14

Information Accompanying the Basic Financial Statements
   Independent Auditors' Report on Information
     Accompanying the Basic Financial Statements..........  F-15
   Schedule of Valuation and Qualifying Accounts
     and Reserves for Allowances for Doubtful Accounts....  F-16
   Schedule of Consolidated Supplementary Income
     Statement Information................................  F-17
   Schedule of Real Estate and Accumulated Depreciation...  F-18

                   [SELF, MAPLES & COPELAND, P.C. LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT


To the Partners
The Texas Joint Venture

We have audited the balance sheets of The Texas Joint Venture as of December 31, 1997 and 1996 and the related statements of operations, partners' capital and cash flows for each of the three years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Texas Joint Venture as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/ Self, Maples & Copeland, P.C.

Oneonta, Alabama
January 23, 1998

                             THE TEXAS JOINT VENTURE

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                                         1997             1996
                                                     -----------      -----------
               ASSETS

Current assets
  Cash and cash equivalents                          $     2,158      $   770,794
  Marketable securities                                1,755,480        2,190,840
  Patient accounts receivable, net of allowance
     for doubtful accounts of $5,301
     in 1997 and $106,750 in 1996                         25,678          849,065
  Interest receivable                                     14,889           16,304
  Estimated third-party payor settlements                     --          137,964
  Prepaid expenses and other assets                        1,538           35,279
                                                     -----------      -----------
     Total current assets                              1,799,743        4,000,246

Property and equipment, net of
   accumulated depreciation                                   --        7,718,372
Due from affiliates                                   11,267,814          423,087
Deferred financing costs, net of
   accumulated amortization of
   $0 in 1997 and $18,935 in 1996                             --            7,485
                                                     -----------      -----------

     Total assets                                    $13,067,557      $12,149,190
                                                     ===========      ===========

    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Current maturities of long-term debt               $        --      $    60,600
  Accounts payable                                        20,932          697,963
  Accrued payroll and payroll taxes                           --          164,591
  Accrued vacation                                            --          105,438
  Accrued insurance                                      200,000          200,788
  Accrued management fees                                     --           32,634
  Estimated third-party payor settlements                236,102          149,694
  Patient deposits and trust liabilities                      --           97,367
  Other accrued expenses                                      --           28,411
                                                     -----------      -----------
     Total current liabilities                           457,034        1,537,486

Long-term debt, net of current maturities                     --          631,250
                                                     -----------      -----------

     Total liabilities                                   457,034        2,168,736
                                                     -----------      -----------

Partners' capital                                     12,610,523        9,980,454
                                                     -----------      -----------

     Total liabilities and partners' capital         $13,067,557      $12,149,190
                                                     ===========      ===========


                See accompanying notes to financial statements.

                             THE TEXAS JOINT VENTURE

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                           1997              1996              1995
                                       -----------       -----------       -----------
Revenues
   Net patient service revenue         $ 4,040,739       $ 9,325,900       $ 8,647,019
   Other revenue                               607             2,102             2,198
                                       -----------       -----------       -----------

     Total revenue                       4,041,346         9,328,002         8,649,217
                                       -----------       -----------       -----------

Operating expenses
   Professional care of
     patients                            2,290,880         4,966,189         4,812,691
   Dietary                                 268,940           628,473           616,733
   Household and plant                     267,464           637,129           618,775
   General and administrative              640,509         1,248,000         1,063,756
   Employee health and welfare             154,428           350,952           355,508
   Depreciation and
     amortization                          111,244           440,475           450,189
   Lease                                   193,849                --                --
                                       -----------       -----------       -----------

     Total operating expenses            3,927,314         8,271,218         7,917,652
                                       -----------       -----------       -----------

   Operating income                        114,032         1,056,784           731,565
                                       -----------       -----------       -----------

Other income (expenses)
   Interest income                         122,223           126,921           107,160
   Interest expense                        (20,250)          (68,589)          (78,322)
                                       -----------       -----------       -----------

     Total other income (expense)          101,973            58,332            28,838
                                       -----------       -----------       -----------

     Income before recognition
       of property sales                   216,005         1,115,116           760,403

Gain on sale of properties               2,251,762                --                --
                                       -----------       -----------       -----------

     Net income                        $ 2,467,767       $ 1,115,116       $   760,403
                                       ===========       ===========       ===========


                See accompanying notes to financial statements.

                             THE TEXAS JOINT VENTURE

                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                   MEDICAL INCOME PROPERTIES
                                      LIMITED PARTNERSHIPS
                                      --------------------
                                      2A                2B                TOTAL
                                  -----------       -----------       ------------
Partners' capital at
  December 31, 1994               $ 4,614,504       $ 4,614,503       $  9,229,007

  Distributions to
    partners                         (290,000)         (290,000)          (580,000)

  Net income                          380,202           380,201            760,403

  Unrealized gain on
    marketable securities
    available for sale                 17,699            17,700             35,399
                                  -----------       -----------       ------------

Partners' capital at
  December 31, 1995                 4,722,405         4,722,404          9,444,809

  Distributions to
    partners                         (290,000)         (290,000)          (580,000)

  Net income                          557,558           557,558          1,115,116

  Unrealized gain on
    marketable securities
    available for sale                    264               265                529
                                  -----------       -----------       ------------

Partners' capital at
  December 31, 1996                 4,990,227         4,990,227          9,980,454

  Capital contribution                105,000           105,000            210,000

  Distributions to
    partners                          (22,500)          (22,500)           (45,000)

  Income before recognition
    of property sales                 108,003           108,002            216,005

  Gain on sale of properties        1,125,881         1,125,881          2,251,762

  Unrealized loss on
    marketable securities
    available for sale                 (1,349)           (1,349)            (2,698)
                                  -----------       -----------       ------------

Partners' capital at
  December 31, 1997               $ 6,305,262       $ 6,305,261       $ 12,610,523
                                  ===========       ===========       ============


                See accompanying notes to financial statements.

                             THE TEXAS JOINT VENTURE

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                  1997              1996              1995
                                              -----------       -----------       -----------
Cash flows from operating activities:

  Cash received from patient care             $ 5,088,498       $ 9,416,614       $ 8,404,007
  Interest received                                56,300            77,586            91,364
  Other operating receipts                            607             2,102             2,198
  Cash paid to suppliers and
    employees                                  (4,682,628)       (7,831,212)       (7,362,426)
  Interest paid                                   (20,250)          (68,589)          (78,322)
                                              -----------       -----------       -----------

  Net cash provided (used) by operations          442,527         1,596,501         1,056,821
                                              -----------       -----------       -----------


Cash flows from investing activities:

  Capital expenditures                            (52,577)          (43,430)         (301,045)
  Purchases of marketable securities                   --        (1,642,784)         (503,438)
  Maturities of marketable securities             500,000           900,000           500,000
                                              -----------       -----------       -----------

  Net cash provided (used) by investing
    activities                                    447,423          (786,214)         (304,483)
                                              -----------       -----------       -----------


Cash flows from financing activities:

  Payments on long-term debt and
    lease obligations                              (5,073)          (60,600)          (65,177)
  Distributions to partners                       (45,000)         (580,000)         (580,000)
  Capital contributions from partners             210,000                --                --
  Net related party transactions               (1,818,513)          153,911          (410,680)
                                              -----------       -----------       -----------

  Net cash provided (used) by financing
    activities                                 (1,658,586)         (486,689)       (1,055,857)
                                              -----------       -----------       -----------

Net increase (decrease) in cash
  and cash equivalents                           (768,636)          323,598          (303,519)

Cash and cash equivalents, beginning
  of year                                         770,794           447,196           750,715
                                              -----------       -----------       -----------

Cash and cash equivalents, end of year        $     2,158       $   770,794       $   447,196
                                              ===========       ===========       ===========


                See accompanying notes to financial statements.

                             THE TEXAS JOINT VENTURE

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                           1997              1996              1995
                                                       -----------       -----------       -----------
RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES

  Net income                                           $ 2,467,767       $ 1,115,116       $   760,403
                                                       -----------       -----------       -----------

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                          111,244           440,475           450,189
    Provision for losses on accounts
      receivable                                            44,396            41,582           108,332
    (Gain) loss on disposal of property                 (2,251,762)               --                --
    (Increase) decrease in:
        Patient accounts receivable, net                   778,991          (173,095)         (185,722)
        Interest receivable, securities
          premium amortization and
          securities discount accretion                    (65,923)          (49,335)           (4,283)
        Estimated third-party payor
          settlements                                      137,964            64,280          (177,135)
        Prepaid expenses and other assets                  (71,647)            8,253             4,746
    Increase (decrease) in:
        Accounts payable                                  (677,031)          109,738            37,306
        Accrued expenses                                   (96,789)          (90,569)           66,161
        Estimated third-party payor
          settlements                                       86,408           149,694                --
        Other liabilities                                  (21,091)          (19,638)           (3,176)
                                                       -----------       -----------       -----------
    Total adjustments                                   (2,025,240)          481,385           296,418
                                                       -----------       -----------       -----------

  Net cash provided (used) by operations               $   442,527       $ 1,596,501       $ 1,056,821
                                                       ===========       ===========       ===========


Supplemental schedule of noncash investing and financing activities:

  Unrealized gain (loss) on marketable
    securities available for sale                      $    (2,698)      $       529       $    35,399
                                                       ===========       ===========       ===========


                See accompanying notes to financial statements.

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Organization

                  The Texas Joint Venture was formed on April 29, 1988, and is engaged in the business of acquiring, operating and holding for investment purposes, income-producing, health care related properties, primarily nursing homes. The joint venture partners are Medical Income Properties 2A Limited Partnership and Medical Income Properties 2B Limited Partnership. Each partner owns 50% of the Joint Venture. Both partners are part of a series of three Delaware limited partnerships as represented by a Partnership Prospectus dated October 22, 1986. The Texas Joint Venture owned and operated two nursing homes in Texas.

                  As described in Note 12, the Partnership has sold all its fixed and operating assets and is in the process of liquidating the remainder of its assets for distribution to the partners and subsequent dissolution.

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

         (d)      Patient Service Revenue

                  Patient service revenue is recorded at the nursing homes' established rates with contractual adjustments ($1,540,182 in 1997, $3,502,579 in 1996 and $4,015,882 in 1995), provision for uncollectible accounts, (bad debt expense of $44,396 in 1997, $41,632 in 1996 and $108,332 in 1995) and other discounts deducted to arrive at net patient service revenue.

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

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS

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

         (h)      Uninsured Cash Balances

                  The Joint Venture maintains cash balances in several banks. Cash accounts at banks are insured by the FDIC for up to $100,000. The amount in excess of insured limits was approximately $531,586 at December 31, 1996.

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

Note 2.  ACQUISITIONS

         On May 1, 1988, the Joint Venture purchased Renaissance Place - Katy Nursing Home located in Texas for $5,472,500 plus capitalized acquisition costs and fees of $509,290. The seller took back a note for $300,000 due May 1, 1992, that has subsequently been paid.

         On May 1, 1988, the Joint Venture purchased Renaissance Place - Humble Nursing Home located in Texas for $4,487,500 plus capitalized acquisition costs and fees of $228,812.

Note 3.  MARKETABLE SECURITIES

         Marketable securities consist of U.S. Treasury securities. The following schedule summarizes marketable securities activity for the years ended December 31, 1997 and 1996.

                                          1997              1996
                                       ----------        ----------
Beginning balance, amortized cost      $2,182,927        $1,402,286
Purchase of marketable securities              --         1,642,784
Redemption of investments                (500,000)         (900,000)
Net amortization of premiums and
  accretion of discounts                   67,341            37,857
                                       ----------        ----------

Amortized cost                          1,750,268         2,182,927

Gross unrealized gain (loss)                5,212             7,913
                                       ----------        ----------
Fair value                             $1,755,480        $2,190,840
                                       ==========        ==========

         The maturities of investment securities at December 31, 1997 were as follows:

Due in one year or less                $1,153,405
Due in two years or less                  596,863
                                       ----------
                                       $1,750,268
                                       ==========

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS

Note 4.  PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31:

                                    1997            1996
                                  --------      ------------
Land                              $     --      $    950,000
Buildings and improvements              --         9,550,624
Furniture and equipment                 --         1,136,348

  Total                                 --        11,636,972
Accumulated depreciation                --        (3,918,600)
                                  --------      ------------

  Net property and equipment      $     --      $  7,718,372
                                  ========      ============

Note 5.  LONG-TERM DEBT

         Long-term debt at December 31 was as follows:

                                                        1997            1996
                                                      --------        --------
         Mortgage note with a variable
         rate of interest (9.50% at
         December 31, 1996) with monthly
         principal and interest payments of
         $5050.                                       $     -         $691,850

         Less amounts due in one year
            or less                                         -           60,600
                                                      --------        --------
                                                      $     -         $631,250
                                                      ========        ========

         The mortgage note was secured by all real estate owned by the Joint Venture, as well as the real estate owned by The Alabama Joint Venture. Both the Joint Venture and The Alabama Joint Venture are jointly owned by the Medical Income Properties 2A Limited Partnership (MIP2A) and the Medical Income Properties 2B Limited Partnership (MIP2B). The General Partner of MIP2A and MIP2B had guaranteed the debt, as well as pledged its stock and partnership interest. The management company (See Note 6) had also guaranteed the debt and had entered into a negative pledge agreement whereby it would not pledge, transfer or encumber its stock while the loan was outstanding. All management fees are subordinate to the debt. The loan document contained restrictive covenants associated with ratio and earnings requirements. Management is not aware of any conditions that existed that would have caused them to be in noncompliance with these requirements.

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS


Note 6.  CONTRACTUAL AGREEMENTS

         On May 1, 1988, the Joint Venture entered into a management agreement whereby the Manager was required to perform certain services. The agreement had an initial five-year term with one additional five-year option that was exercised in 1993. Fees were based on 6% of gross collected operating revenues through June 30, 1992. Thereafter they were based on 5% of gross collected operating revenues, but not less than $324,000 in a calendar year and were increased by an inflation factor after 1992. These fees were subordinated to the outstanding mortgage debt (See Note 5). The Manager had a right of first refusal to match a bona fide offer made by an outside party to purchase or lease the nursing home. The management agreement, as amended, contained a termination clause.

         The management agreement was amended on January 1, 1995. The amendment called for a fixed monthly management fee of $31,379 with a cost of living factor equal to the greater of 4% per annum or the increase in the Consumer Price Index or such other measure mutually agreeable to the parties. The agreement expires December 31, 1998. The termination on sale clause was amended to base the fee on a sum equal to the discounted present value of the monthly management fee as of the date of termination of the agreement times the number of months remaining in the management agreement discounted to the date of termination at an annual interest rate of ten percent (10%). In addition, the parties agreed to terminate the Manager's right of first refusal.

         Commencing January 1, 1996, the Management Agreement was extended for a period of up to a maximum of eighteen months by one month for every month after January 1, 1996 in which the parties are engaged in the process of attempting to sell the Facilities. In the event of a sale of the Facilities, the termination on sale fee described above would be discounted to the date of termination at an annual rate of ten percent (10%) and then further discounted by a factor of thirty-three and one-third percent (33 1/3%). The sale as described in Note 12 includes the terminating settlement.

         Management fees charged to the Joint Venture were $160,600 in 1997, $391,610 in 1996, and $376,548 in 1995.

         Pursuant to the sales agreement described in Note 12, on April 1, 1997, the Partnership entered into a triple net lease with Omega HealthCare Investors, Inc. (Omega) to lease all of the properties the Partnership had previously sold to Omega. The lease expired on December 31, 1997 subject to various extension/termination rights of the Lessor. The Lessor exercised its option to terminate the lease on May 31, 1997. The lease payment was based on a fixed amount of base rent plus the net of the remainder of gross revenue over operating expenses. The base rental lease expense for the two

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS

         months was $240,998 and gross revenue was $47,149 less than the operating expense for the same period. Total operating lease expense was $193,849.

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

                                    1997              1996             1995
                                 ----------        ----------        --------
Net income as reported           $2,467,768        $1,115,116        $760,403
Adjustments:
   Depreciation differences          17,461            37,528          56,349
   Gain on sale of assets           (26,634)               --              --
   Bad debt reserve                (106,751)          (26,045)         75,856
   Nondeductible travel and
    entertainment                     1,394             9,231           9,770
   Accrued insurance                     --                --         (80,000)
   Vacation accrual                (105,438)           12,128          23,280
                                 ----------        ----------        --------
Federal taxable income           $2,247,800        $1,147,958        $845,658
                                 ==========        ==========        ========

Note 8.  RELATED PARTY TRANSACTIONS

         Details of the amounts due from affiliates at December 31 are as follows:

                                       1997            1996
                                   -----------       --------
         Due from MIP2A            $ 5,633,907       $212,456
         Due from MIP2B              5,633,907        210,631
                                   -----------       --------
         Due from affiliates       $11,267,814       $423,087
                                   ===========       ========

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

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS

         While the Joint Venture Partners have been named as a defendant in several lawsuits, nothing has come to the attention of the Joint Venture that leads it to believe that it is exposed to a risk of material loss not covered by insurance or reserves.

Note 10. CONCENTRATIONS IN REVENUE SOURCES

         The Joint Venture provides patient care services under various third party agreements. The principal sources of revenue under these contracts are derived primarily through the Medicaid and Medicare programs, as well as contracts with private pay patients who do not qualify for assistance from the other programs. The percentage of the Joint Venture's income from each of these sources for the years ended December 31, 1997, 1996, and 1995 is as follows:

                             1997          1996          1995
                           ------        ------        ------
Private pay patients        14.65%        15.07%        18.05%
Medicaid                    38.53%        39.62%        38.99%
Medicare                    46.82%        45.31%        42.96%
                           ------        ------        ------
   Total                   100.00%       100.00%       100.00%
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

                            THE TEXAS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS

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

Note 12. SALE OF ASSETS

         On February 3, 1997, Medical Income Properties 2A Limited Partnership and Medical Income Properties 2B Limited Partnership, the general partners of The Texas Joint Venture, entered into a purchase agreement with Omega HealthCare Investors, Inc. to sell all of the real and personal property of the nursing home facilities.

         The purchase price was allocated among the facilities as follows:

             Renaissance Place - Katy (130 beds)         $ 5,969,000
             Renaissance Place - Humble (120 beds)         4,975,000
                                                         -----------
             Proceeds from sale                          $10,944,000
                                                         ===========

         Proceeds from the sale were reduced by expenses incurred as a result of the sale, cash offsets for liabilities assumed by the buyer and existing indebtedness. These payments approximated $1,828,000. They included $736,975 for termination of the management agreement as explained in Note 6.

         The closing took place on March 31, 1997. Approximately $365,000 of these proceeds were set aside in a joint signature account for the purpose of securing all of the seller's obligations under the purchase agreement. These funds are being held by the general partners and will be available to the Partnership in the event that these obligations do not exceed the funds held in escrow.

         As described in Note 6, the Partnership continued to operate the nursing homes until May 31, 1997.

         In conjunction with the above sale, Omega HealthCare Investors, Inc. agreed to a similar purchase of assets from RWB Medical Properties Limited Partnership IV, of which an officer of QualiCorp, Inc. owns either directly or indirectly a 21.53% interest. This sale related to a 131 bed nursing home in Patterson, Louisiana and the purchase price for the assets was $5,350,000.

                   [SELF, MAPLES & COPELAND, P.C. LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT
                            ON ADDITIONAL INFORMATION


To the Partners
The Texas Joint Venture

Our report on our audits of the basic financial statements of The Texas Joint Venture for 1997 appears on page 1. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts and Reserves for Allowances for Doubtful Accounts, Schedule of Consolidated Supplementary Income Statement Information, and Schedule of Real Estate and Accumulated Depreciation are presented for purposes of additional analysis and are not required parts of the basic financial statements. Such information has been subjected to the auditing procedures applied to the audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/s/ Self, Maples & Copeland, P.C.

Oneonta, Alabama
January 23, 1998

                             THE TEXAS JOINT VENTURE
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                AND RESERVES FOR ALLOWANCES FOR DOUBTFUL ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                     1997            1996            1995
                                  ---------       ---------       ---------
Balance at beginning of year      $ 106,750       $ 132,796       $  56,941

Charged to patient service
  revenues                         (145,845)        (67,678)        (32,477)

Write-offs                           44,396          41,632         108,332
                                  ---------       ---------       ---------

Balance at end of year            $   5,301       $ 106,750       $ 132,796
                                  =========       =========       =========

                             THE TEXAS JOINT VENTURE
                                   SCHEDULE X
             CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                      1997            1996            1995
                                   ----------      ----------      ----------
Professional care of patients
  Nursing salaries and wages       $  971,955      $2,442,501      $2,469,846
  Ancillary services expense        1,035,055       1,830,025       1,714,698
  Supplies                             58,615         138,992         151,705
  Temporary labor                          --           4,380          83,851

General and administrative
  Salaries and wages                  166,943         236,614         207,708
  Accounting and auditing              48,053          87,134          64,745
  Insurance                            99,507         132,282          13,436
  Property tax                        104,232         249,483         237,917
  Management fees                     160,600         391,610         376,548

Dietary
  Food                                129,590         298,273         291,648

Household and plant
  Repairs and maintenance              20,351          73,771         103,388
  Utilities                            93,657         190,141         165,204

Depreciation                       $  109,923      $  435,191      $  444,905
                                   ==========      ==========      ==========

                             THE TEXAS JOINT VENTURE
                                   SCHEDULE XI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997



                                                INITIAL COST         COSTS CAPITALIZED          GROSS AMOUNT AT WHICH CARRIED
                                              TO PARTNERSHIP(A)        SUBSEQUENT TO              AS OF DISPOSITION DATE(B)
                                                                        ACQUISITION
                                                     BUILDING AND                CARRYING               BUILDING AND
      DESCRIPTION           ENCUMBRANCES    LAND     IMPROVEMENTS  IMPROVEMENTS    COST        LAND     IMPROVEMENTS      TOTAL
------------------------    ------------  --------   ------------  ------------  --------    --------   ------------    ------------
RENAISSANCE PLACE-KATY         $   0      $650,000    $4,822,500     $503,346    $509,290    $650,000    $ 5,835,136    $ 6,485,136
RENAISSANCE PLACE-HUMBLE           0       300,000     4,187,500      438,824     228,812     300,000      4,855,136      5,155,136
                               -----      --------    ----------     --------    --------    --------    -----------    -----------
                               $   0      $950,000    $9,010,000     $942,170    $738,102    $950,000    $10,690,272    $11,640,272
                               =====      ========    ==========     ========    ========    ========    ===========    ===========


                                                                               LIFE ON WHICH
                                                                                DEPRECIATION
                                                                                 IN LATEST
                                                                                STATEMENT OF
                               ACCUMULATED        DATE OF          DATE         OPERATION IS
      DESCRIPTION             DEPRECIATION      CONSTRUCTION     ACQUIRED         COMPUTED
------------------------      ------------      ------------     --------      -------------
RENAISSANCE PLACE-KATY         $2,142,613           1984         05/01/88      5 TO 30 YEARS
RENAISSANCE PLACE-HUMBLE        1,885,910           1987         05/01/88      5 TO 30 YEARS
                               ----------
                               $4,028,523
                               ==========


(A) The initial cost to the Partnership represents the original purchase price of the properties.

(B) The aggregate cost of real estate owned at the date of disposition for Federal Income tax purposes was approximately $11,635,801.

(C) Reconciliation of real estate owned at December 31, 1997, 1996, and 1995:



                                      1997           1996           1995
                                  -----------    -----------    -----------
Balance at beginning of period    $11,636,972    $11,593,542    $11,292,495
Additions                               3,300         43,430        301,047
Reductions                         11,640,272              0              0
                                  -----------    -----------    -----------
Balance at end of period          $         0    $11,636,972    $11,593,542
                                  ===========    ===========    ===========

(D)      Reconciliation of accumulated depreciation:


Balance at beginning of period    $3,918,600    $3,479,409    $3,038,503
Depreciation expense                 109,923       439,191       440,906
Reductions                         4,028,523             0             0
                                  ----------    ----------    ----------
Balance at end of period          $        0    $3,918,600    $3,479,409
                                  ==========    ==========    ==========