Form 10-Q
period 1998-03-31
MEDICAL INCOME PROPERTIES 2B LTD PARTNERSHIP
filed 1998-05-12
CIK 820390

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1998           Commission File Number 33-6122-02


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


The number of limited partnership units outstanding at March 31, 1998 was 10,907.

                                TABLE OF CONTENTS




                                     PART I

                                                             Page No.
Item 1.  Financial Information ............................    3 - 9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ....       10



                                     PART II


Item 6.  Exhibits and Reports on Form 8-K .................       11
         Signatures .......................................       11

                                     PART I


                                     ITEM 1.

                              FINANCIAL INFORMATION

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP


                                      INDEX

                                                                             Page No.
Balance Sheets, March 31, 1998 and December 31, 1997.......................      4

Statements of Operations for the three
months ended March 31, 1998 and 1997.......................................      5

Statements of Partners' Capital for the three
months ended March 31, 1998 and December 31, 1997..........................      6

Statements of Cash Flows for the three months ended
March 31, 1998 and 1997....................................................      7

Notes to Financial Statements..............................................   8-10

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                                 Balance Sheets
                      March 31, 1998 and December 31, 1997
                                   (Unaudited)

                                                          1998             1997
                                                      -----------      -----------
         ASSETS

Current assets
    Cash and equivalents                              $   970,606      $ 1,014,047
    Estimated settlements due from third parties           29,964           29,964
    Prepaid expenses and other assets                          --            4,472
                                                      -----------      -----------

         Total current assets                           1,000,570        1,048,483

Investment in joint ventures                           10,339,765       10,349,719
                                                      -----------      -----------

     Total assets                                     $11,340,335      $11,398,202
                                                      ===========      ===========

     LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
    Accounts payable                                       61,869           82,003
    Accrued insurance                                     120,000          120,000
    Other accrued liabilities                             132,110          147,821
    Estimated third party payor settlements                58,292           58,292
    Due to affiliates                                   9,591,548        9,600,409
                                                      -----------      -----------

         Total current liabilities                      9,963,819       10,008,525

Partners' capital
     Limited partners                                   1,376,516        1,389,677
                                                      -----------      -----------

         Total liabilities and partners' capital      $11,340,335      $11,398,202
                                                      ===========      ===========


        The accompanying notes are an integral part of these statements.

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                            Statements of Operations
               For the three months ended March 31, 1998 and 1997
                                   (Unaudited)


                                                                1998             1997
                                                              --------       ----------
Revenues
     Net patient service revenue                              $     --       $1,036,811
     Other revenue                                                  --            1,190
                                                              --------       ----------

         Total revenue                                              --        1,038,001
                                                              --------       ----------

Operating expenses
     Professional care of patients                                  --          590,924
     Dietary                                                        --           69,332
     Household and plant                                            --           88,921
     General and administrative                                     --          266,090
     Employee health and welfare                                    --           49,958
     Depreciation and amortization                                  --           36,078
                                                              --------       ----------

         Total operating expenses                                   --        1,101,303
                                                              --------       ----------

         Operating income (loss)                                    --          (63,302)
                                                              --------       ----------

Other income (expenses)
     Interest expense, net                                      12,994          (12,067)
     Provider fees                                                  --          (16,200)
     Partnership share of joint
         venture income                                         (9,954)         195,086
                                                              --------       ----------
         Total other income (expenses)                           3,040          166,819
                                                              --------       ----------

Net income before recognition of gain on sales
     of properties and loss from discontinued operations         3,040          103,517

Gain on sales of properties                                         --        2,343,467
Loss from discontinued operations                              (16,201)              --
                                                              --------       ----------
     Net income (loss)                                        $(13,161)      $2,446,984
                                                              ========       ==========

Net income (loss) per limited partnership
     unit outstanding                                         $  (1.21)      $   223.69
                                                              ========       ==========



        The accompanying notes are an integral part of these statements.

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                         Statements of Partners' Capital
         For the Three Months Ended March 31, 1998 and December 31, 1997
                                   (Unaudited)



                                 Limited Partners
                              Unit          Amount
                             ------       ----------
Partners' capital,
     December 31, 1997       10,907       $1,389,677

Net income (loss)                            (13,161)
                             ------       ----------

Partners' capital,
     March 31, 1998          10,907       $1,376,516
                             ======       ==========

                MEDICAL INCOME PROPERTIES 2B LIMITED PARTNERSHIP

                             Statements of Cash Flow
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)


                                                                  1998              1997
                                                               ----------       -----------
Cash flows from operating activities:
     Cash received from patient care                           $       --       $ 1,026,856
     Cash paid to suppliers and employees                         (47,574)       (1,044,586)
     Interest (paid) received                                      12,994           (12,068)
     Provider fees                                                     --           (16,200)
     Cash from other operating activities                              --             1,190
                                                               ----------       -----------
         Net cash provided (used) by operating activities         (34,580)          (44,808)
                                                               ----------       -----------

Cash flows from investing activities:
     Distributions from joint ventures                                 --            32,726
     Purchase of property                                              --                --
                                                               ----------       -----------
         Net cash provided from investing activities                   --            32,726
                                                               ----------       -----------

Cash flows from financing activities:
     Principal payments on long term debt                              --           (10,227)
     Net borrowings (payments) to related parties                  (8,861)           38,022
     Distributions to partners                                         --          (117,280)
                                                               ----------       -----------
         Net cash used by financing activities                     (8,861)          (89,485)
                                                               ----------       -----------

Net increase (decrease) in cash and equivalents                   (43,441)         (101,567)

Cash and equivalents, beginning of period                       1,014,047           269,249
                                                               ----------       -----------

Cash and equivalents, end of period                            $  970,606       $   167,682
                                                               ==========       ===========

Reconciliation of net income to net cash
     provided by operating activities:
Net income                                                     $  (13,161)      $ 2,446,984
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                                     --            36,078
     Partnership share of joint venture (income)                    9,954          (195,086)
     Gain on sale of property                                          --        (2,343,467)
(Increase) decrease in:
     Accounts receivable                                               --            35,508
     Estimated settlements                                             --           (45,463)
     Prepaid expenses and other assets                              4,472            (7,397)
Increase (decrease) in:
     Accounts payable and accrued expenses                        (35,845)           28,035
                                                               ----------       -----------
Net cash provided (used) by operating activities               $  (34,580)      $   (44,808)
                                                               ==========       ===========




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

       Footnote disclosures which would substantially duplicate those contained in the December 31, 1997 audited financial statements have been omitted from this report.

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

       Aggregate net proceeds from the sale of the Properties was $8,974,614, which was held by the escrow agent at March 31, 1997. The net proceeds and other assets of the Partnership will be distributed to the Limited Partners of the Partnership in the anticipated liquidation of the Partnership as described in the Partnership's Current Report on Form 8-K dated February 18, 1997.

       In connection with the closing of the sale of the Properties, the Partnership entered into an interim lease of the Properties pursuant to the terms of the Sale Agreement and under which the Partnership will provide for management and operation of the Properties for an interim period. The interim lease was terminated on May 31, 1997.


(3)    Investment in Joint Venture

       The condensed financial information for the investments in joint ventures as of March 31, 1998 and December 31, 1997 is as follows:

       Texas Joint Venture (owned 50% by Partnership)

                                                               1998             1997
                                                           -----------      -----------
       Current assets                                      $ 1,783,169      $ 2,075,238
       Long term assets                                     11,252,814       11,267,814
                                                           -----------      -----------

           Total assets                                    $13,035,983      $13,343,052
                                                           ===========      ===========

       Current liabilities                                 $   440,776      $   737,741
       Equity                                               12,595,207       12,605,311
                                                           -----------      -----------

           Total liabilities and equity                    $13,035,983      $13,343,052
                                                           ===========      ===========

       Partnership's investment at March 31, 1998
           and December 31, 1997                           $ 6,297,604      $ 6,302,656
                                                           ===========      ===========

                                                                1998             1997
                                                             ----------       ----------
       Revenues                                              $       --       $4,041,346
       Expenses                                                      --        3,947,564
                                                             ----------       ----------

       Net operating income before other income,
           gain on sales of properties and discontinued
           operations                                                --           93,783
       Interest income                                           14,767          122,223
       Loss from discontinued operations                        (24,871)              --
       Gain on sales of properties                                   --        2,251,762
                                                             ----------       ----------

       Net income (loss)                                     $  (10,104)      $2,467,767
                                                             ==========       ==========


       Medical Park (owned 45.45% by Partnership)

                                                                1998             1997
                                                             ----------       ----------
       Current assets                                        $  238,343       $  246,970
       Long term assets                                       9,029,540        9,029,540
                                                             ----------       ----------

           Total assets                                      $9,267,883       $9,276,510
                                                             ==========       ==========

       Current liabilities                                   $  375,102       $  372,943
       Equity                                                 8,892,781        8,903,567
                                                             ----------       ----------
           Total liabilities and equity                      $9,267,883       $9,276,510
                                                             ==========       ==========

       Partnership's investment at March 31, 1998
           and December 31, 1997                             $4,041,769       $4,046,671
                                                             ==========       ==========

       Revenues                                              $       --       $2,734,494
       Expenses                                                      --        2,691,860
                                                             ----------       ----------

       Net operating income before other income,
           gain on sales of properties and discontinued
           operations                                                --           42,634
       Interest income                                            1,149           35,885
       Loss from discontinued operations                        (11,935)              --
       Gain on sale of property                                      --        4,786,089
                                                             ----------       ----------

       Net income (loss)                                     $  (10,786)      $4,864,608
                                                             ==========       ==========


(6)    Related Party Transactions

       Through March 31, 1998 and 1997, QualiCorp, Inc. the parent of Qualicorp Management, Inc. (the Managing General Partner of the Partnership) charged $13,106 and $24,739 respectively, to the Partnership for reimbursement of administrative expenses. In addition, Qualicorp, Inc. charged $55,539 for property management services during the quarter ended March 31, 1997.

                                     ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash and equivalent balances totaled $970,606 at March 31, 1998, a decrease of $43,441 from December 31, 1997. This decrease was primarily due to settlement of various outstanding liabilities.

The Partnership will make a final distribution of remaining funds following the expiration of the periods with which claims for breach of representation and warranties, other claims by Medicare, Medicaid or other third parties may be made against the Partnership letter by contract or under applicable law.

Operations

The Partnership's net loss for the quarter ended March 31, 1997 was $13,161.

Interest income totaled $12,994 while the joint venture partners recorded a loss of $9,954 and discontinued operation expenses totaled $16,201. Comparisons to the quarter ended March 31, 1997 show substantial differences primarily due to the Partnership suspending all business operations on May 31, 1997.

                                     PART II



Item 6.  Exhibits and reports on 8K
     A. Exhibits - 27 Financial Data Schedule (for SEC purposes only).
     B. No reports on Form 8-K were filed during the first quarter ended March 31, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL INCOME PROPERTIES 2B
LIMITED PARTNERSHIP
Registrant




By:  /s/ John H. Stoddard                              Date: May 6, 1998
     ----------------------------------------                -----------
     John H. Stoddard
     President and Chief Financial Officer
     QualiCorp Management, Inc.
     Managing General Partner